Form 10-K
period 1993-12-31
MCDONNELL DOUGLAS CORP
filed 1994-03-22
CIK 63917

       1                          FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
 (Mark one)

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ===    EXCHANGE ACT OF 1934   [FEE REQUIRED]

           For the fiscal year ended:            December 31, 1993
                                     -----------------------------------
                                      or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ===   EXCHANGE ACT  OF 1934   [NO FEE REQUIRED]

          For the transition period from                to
                                          -------------     --------------
                        Commission file number 1-3685

                        MCDONNELL DOUGLAS CORPORATION
- --------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Maryland                                   43-0400674
- ----------------------------------      ----------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

Post Office Box 516, St. Louis, MO                   63166-0516
- ----------------------------------      ----------------------------------
(Address of Principal Executive                     (Zip Code)
Offices)
                                314-232-0232
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
    Title of Each Class                       on Which Registered
- -----------------------------------    ----------------------------------
Common Stock, par value $1 a share     New York & Pacific Stock Exchanges
Preferred Stock Purchase Rights        New York & Pacific Stock Exchanges
8 5/8% Notes due April 1, 1997         New York Stock Exchange
8 1/4% Notes due July 1, 2000          New York Stock Exchange
9 1/4% Notes due April 1, 2002         New York Stock Exchange
9 3/4% Debentures due April 1, 2012    New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X      No
                                    ===         ===

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    ===

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value of common stock held by non-affiliates of MDC at February 28, 1994: $4.077 billion.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Common shares outstanding at February 28, 1994:  39,347,075 shares

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1993 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting to be held on April 22, 1994 are incorporated by reference into Part III.

                        Exhibit Index on Page 13





























       3                                                  [HARD COPY PG. 2]
PART I

ITEM 1  BUSINESS

GENERAL

     The Company was incorporated in Maryland in 1939 under the name McDonnell Aircraft Corporation. On April 19, 1967, the shareholders approved the merger with Douglas Aircraft Company and the name of the corporation was changed to McDonnell Douglas Corporation (the Company or MDC).

     The Company, its divisions and its subsidiaries operate principally in four industry segments: military aircraft; missiles, space and electronic systems; commercial aircraft; and financial services and other. Operations in the first two industry segments are conducted primarily by McDonnell Douglas Aerospace, an unincorporated operating division of the Company, which is engaged in design, development, production, and support of the following major products: military transport aircraft; combat aircraft and training systems; missiles; space launch vehicles and space station systems and integration; defense and commercial electronics, lasers, sensors, and command, control, communications, and intelligence systems; and commercial and military helicopters and ordnance. Operations in the commercial aircraft segment are conducted by Douglas Aircraft Company (DAC), an unincorporated operating division of the Company, which designs, develops, produces and sells commercial transport aircraft.

     DAC separated its commercial and government programs into two operating units effective January 1, 1992. Prior to the reorganization of DAC, the results of operations of both the commercial and military programs were reported under the caption of "transport aircraft". The "military aircraft" segment now includes the former "combat aircraft" segment plus the C-17 Globemaster III program and other minor military programs reported under the "transport aircraft" caption prior to 1992. The "commercial aircraft" segment includes the commercial programs previously reported under the caption "transport aircraft". In August 1992, the DAC military programs became part of the McDonnell Douglas Aerospace division.

     Through its McDonnell Douglas Financial Services Corporation (MDFS) subsidiary, the Company is engaged in aircraft financing and commercial equipment leasing. MDFS was previously engaged in a variety of commercial and industrial equipment and aircraft financing. During 1991 and 1992, portfolios of several non-core businesses were sold. The Company's subsidiary, McDonnell Douglas Realty Company, was established in 1972 to develop the Company's surplus real estate. While continuing to serve that role, McDonnell Douglas Realty Company has become a full-service developer and property manager in the commercial real estate market as well as for the Company's aerospace business.

     Since 1988, substantially all of the Company's information systems business has been divested. The Company sold its network systems business and Health Systems Company in 1989, sold its North American Field Service business in 1990 and discontinued its information systems assembly operations in the U.S. in 1990. In 1991, MDC sold substantially all of the assets of McDonnell Douglas Systems Integration Company and certain related assets of McDonnell Douglas Information Systems International (MDISI). In July 1992, MDC sold all the outstanding stock of TeleCheck Services, Inc. and in March 1993, MDC sold its remaining MDISI business.

     The business segments in which the Company is engaged and discussion of certain of their respective products appear under the captions: "Military Aircraft", "Commercial Aircraft", "Missiles, Space and Electronic Systems", and "Complementary Businesses" on pages 6 through 20, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 32, of the Company's 1993 Annual Report to Shareholders, the text portions of which are incorporated herein by this reference.

                                                [HARD COPY PG. 3]

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information regarding the Company's industry segments is provided under the caption "Selected Financial Data by Industry Segment - Continuing Operations" on page 33 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

MARKETING AND MAJOR CUSTOMER - MCDONNELL DOUGLAS AEROSPACE

     Discussion regarding the Company's most significant customer in the military aircraft and missiles, space and electronic systems segments is included under the captions "Business and Market Considerations - Military Aerospace Business" and "Government Business Audits, Reviews and Investigations" on pages 30 through 32 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1993 Annual Report to Shareholders, which are incorporated herein by this reference.

COMPETITION

     Programs and products comprising most of the Company's business volume are of a highly technical nature, comparatively few in number, high in unit cost, and have traditionally enjoyed relatively long production lives.
There is significant competition in the aerospace industry, both in military and commercial programs.

     The Company's military segments compete in an industry composed of a few major competitors and a limited number of customers. The number of competitors in these segments has decreased over the past few years due to consolidation brought about by reduced defense spending. However, competition for military programs remains significant.

     The Company's commercial aircraft sales are subject to intense competition from aircraft manufactured by other companies, both foreign and domestic, including companies which are nationally owned or subsidized and have a larger family of commercial aircraft to meet varied and changing airline requirements. The Company's principal competitors in commercial aircraft are The Boeing Company and Airbus Industrie. To meet competition, the Company maintains a continuous program directed toward enhancing the performance and capability of its products. Additionally, product improvement programs which increase airplane operational capability, improve reliability, enhance maintainability and increase commonality within current airplane families and across the entire product line will continue. A vital part of the Company's strategy is a program to develop derivatives of the current product line.

     MDFS is subject to competition from other financial institutions, including commercial banks, finance companies, and leasing companies. Some full-service leasing companies are larger than MDFS and have greater financial resources, greater leverage ability, and lower effective borrowing costs.

SUBCONTRACTING, PROCUREMENT AND RAW MATERIALS

     The most important raw materials required for the Company's products, from the standpoint of aggregate cost, are aluminum (sheet, plate, forgings and extrusions), titanium (sheet, plate, forgings and extrusions) and composites (including carbon and boron). All of these materials are purchased from outside sources and generally are available at competitive prices. Additional sources and capacity exist for these raw materials, but it would take a year or more before they could become qualified alternate sources of supply.

                                                [HARD COPY PG. 4]

     The Company purchases many components, such as engines and accessories, electrical power systems, radars, landing gears, fuel systems, refrigeration systems, navigational equipment, and flight and engine instruments for use in aircraft, and propulsion systems, guidance systems, telemetry and gyroscopic devices in support of its space systems and missile programs. In addition, fabricated subassemblies such as engine pods and pylons, fuselage sections, wings and empennage surfaces, doors and flaps, are sometimes subcontracted to outside suppliers. The U.S. Government and commercial customers also furnish many components for incorporation into aircraft and other products they purchase from the Company.

     The Company is dependent upon the ability of its large number of suppliers and subcontractors to meet performance specifications, quality standards, and delivery schedules at anticipated costs, and their failure to do so would adversely affect production schedules and contract profitability, while jeopardizing the ability of the Company to fulfill commitments to its customers. The Company has encountered some difficulty from time to time in assuring long-lead time supplies of essential parts, subassemblies, and materials. The Company's success in forestalling shortages of critical commodities over the long term is difficult to predict because many factors affecting such shortages are outside its control.

EMPLOYEES

     At December 31, 1993 the total employment of the Company, including subsidiaries, was 70,016.

PATENTS AND LICENSES

     The Company holds many patents and has licenses under patents held by others. The Company does not believe that the expiration of any patent or group of patents, nor the termination of any patent license agreement, would materially affect its business. The Company does not believe that any of its patents or trademarks are materially important to the conduct of its business.

ENVIRONMENTAL REGULATIONS

     See "Environmental Expenditures" on page 32 in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

RESEARCH AND DEVELOPMENT

     A significant portion of the Company's business with the U.S. Government consists of research, development, test, and evaluation work, which are reflected as sales and costs in the Company's financial statements. Customer-sponsored research and development work amounted to approximately $1.126 billion in 1993, $1.018 billion in 1992, and $1.221 billion in 1991. Company-initiated research and development and bid and proposal work, related to both commercial business and business with the U.S. Government, amounted to $341 million in 1993, $509 million in 1992, and $429 million in 1991.

                                                [HARD COPY PG. 5]

U.S. GOVERNMENT AND EXPORT SALES

     Although there are additional risks to the Company attendant to its foreign operations, such as currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns, the Company's financial position has not been materially affected.

     Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations pursuant to the Arms Export Control Act. The Department of Commerce issues and maintains the Export Administration Regulations pursuant to the Export Administration Act and the Department of Treasury implements and maintains transaction controls, sanctions and trade embargoes pursuant to the Trading With the Enemy Act and the International Emergency Economic Powers Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license. Most of the defense products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the United States Government's export policy, the implementation of trade sanctions or embargoes, or the suspension or revocation of the Company's foreign export control licenses.

     Additional information required by this item is included in Note 19, "U.S. Government and Export Sales" on page 52 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

BACKLOG

     The backlog of orders at December 31 of the last two years has been as follows:

                                        1993                  1992
                                 ------------------   -------------------
                                  Backlog      %        Backlog      %
                                 ---------  -------    ---------  -------
                                          (Dollars in millions)
   Firm backlog:
     Military aircraft           $  7,997     41.3     $  7,619     31.7
     Commercial aircraft            9,172     47.3       13,364     55.5
     Missiles, space and
       electronic systems           2,210     11.4        3,069     12.8
                                 ---------  -------    ---------  -------
       Total Firm Backlog        $ 19,379    100.0     $ 24,052    100.0
                                 =========  =======    =========  =======
   Contingent backlog:
     Military aircraft            $ 10,742     65.8     $ 10,760     60.6
     Commercial aircraft             3,059     18.8        4,311     24.3
     Missiles, space and
       electronic systems            2,518     15.4        2,683     15.1
                                  ---------  -------    ---------  -------
      Total Contingent Backlog    $ 16,319    100.0     $ 17,754    100.0
                                  =========  =======    =========  =======

                                                [HARD COPY PG. 6]

     Backlog reported is that of the aerospace segments. Customer options and products produced for short-term lease are excluded from backlog. For a discussion of risks associated with backlog for commercial customers, see "Backlog" on page 32 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

     Contingent backlog includes: (a) U.S. and other government orders not yet funded; (b) U.S. and other government orders being negotiated as continuations of authorized programs; and (c) unearned price escalation on firm commercial aircraft orders.

     The backlog amounts include units scheduled for delivery over extended future periods. Since substantially all work for the U.S. and other governments is accounted for on the percentage of completion method of accounting whereby sales are recorded as work is performed, such amounts included in backlog cannot be segregated on the basis of scheduled deliveries. However, with respect to commercial jetliners and related products included in the commercial segment (which are accounted for on a delivery method), the firm backlog related to deliveries scheduled after one year was $6.9 billion at December 31, 1993, and $9.2 billion at December 31, 1992.

     The Government may terminate its contracts for default, or for its convenience whenever it believes that such termination would be in the best interest of the Government. For a further discussion of termination for default and termination for convenience risks, see "Military Aerospace Business" on page 30 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

                                                [HARD COPY PG. 7]

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company at February 28, 1994, were as follows:

     EXECUTIVE          AGE            POSITIONS AND OFFICES HELD
- ------------------      ---      ---------------------------------------

Dean C. Borgman         52       McDonnell Douglas Helicopter Systems
                                 (MDHS) Senior Vice President - General
                                 Manager since September 1993 and
                                 McDonnell Douglas Helicopter Company
                                 (MDHC) President since March 1992.
                                 MDHC Vice President - Commercial
                                 Programs 1992.  MDHC General Manager
                                 MDX Program 1990-1992.  MDHC Vice
                                 President - Advanced Product and
                                 Technology Division 1989-1990.  MDHC
                                 Vice President - Engineering 1986-1989.

Robert L. Brand         56       MDC Vice President and Controller
                                 since September 1992.  McDonnell Douglas
                                 Missile Systems Company (MDMSC) Vice
                                 President - Business Management and
                                 Chief Financial Officer 1992.  MDC
                                 Controller 1987-1992.

John P. Capellupo       59       MDC Executive Vice President since
                                 August 1992.  McDonnell Aircraft Company
                                 (MCAIR) President 1991-1992.  DAC Deputy
                                 President 1990-1991.  MDMSC President
                                 1989-1990.  MCAIR Vice President -
                                 General Manager F/A-18 Program 1985-1989.

Kenneth A. Francis      60       MDC Executive Vice President since
                                 August 1992.  McDonnell Douglas Space
                                 Systems Company (MDSSC) President 1990-
                                 1992.  MDSSC Executive Vice President
                                 1989-1990.  MDSSC Senior Vice President -
                                 Operations 1987-1989.

Robert H. Hood, Jr.     61       DAC President since January 1989.
                                 MDMSC President 1988-1989.

Gerald A. Johnston      62       MDC President and Chief Operating
                                 Officer since July 1991.  MDC President
                                 1988-1991.  MCAIR President 1991.
                                 Mr. Johnston is retiring from the Company effective March 31, 1994.

Donald R. Kozlowski     56       MDC Senior Vice President - C-17 Program
                                 Manager since December 1993.  MDC Vice
                                 President/General Manager, High Speed
                                 Civil Transport 1992-1993.  MCAIR Vice
                                 President/General Manager - F/A-18
                                 1991-1992.  MCAIR Vice President/General
                                 Manager 1988-1991.

F. Mark Kuhlmann       45        MDC Senior Vice President - Administration,
                                 General Counsel and Secretary since
                                 September 1992.  MDC Vice President,
                                 General Counsel and Secretary
                                 1991-1992.  McDonnell Douglas Systems
                                 Integration (MDSI) President 1989-1991.
                                 McDonnell Douglas Health Systems Company
                                 (MDHSC) Senior Vice President and General
                                 Manager 1988-1989.

Herbert J. Lanese      48        MDC Executive Vice President and Chief
                                 Financial Officer since August 1992.  MDC
                                 Senior Vice President - Finance 1989-1992.
                                 MDC Senior Vice President 1989.  Vice
                                 President and Controller of Tenneco, Inc.
                                 1986-1989.

                                                [HARD COPY PG. 8]

James H. MacDonald     57        MDC Senior Vice President - Total Quality
                                 Management since September 1992.  MDC
                                 Senior Vice President 1989-1992.   MDC
                                 Senior Vice President - Employee and
                                 External Relations 1988-1989.

John F. McDonnell      55        MDC Chairman and Chief Executive Officer
                                 since March 1988.

Charles A. Ordahl      59        MDC Senior Vice President - Space and
                                 Defense Systems since October 1993.  MDC
                                 Senior Vice President - Space Systems
                                 1992-1993.  MDSSC Vice President/General
                                 Manager Advanced Product Development and
                                 Technology Division 1989-1992.

James F. Palmer       44         MDC Vice President - Treasurer since
                                 July 1993.  MDC Vice President/General
                                 Manager - Business Management 1992-1993.
                                 MCAIR Chief Financial Officer 1991-1992.
                                 Partner of Ernst & Young 1985-1991.

James C. Restelli     52         MDC Senior Vice President - Tactical
                                 Aircraft and Missile Systems since
                                 January 1993.  MDC Senior Vice President -
                                 Tactical Aircraft 1992.  MCAIR Executive
                                 Vice President 1991-1992. MCAIR Vice
                                 President - Business Operations 1990-1991.
                                 MCAIR Vice President - Fiscal Management
                                 1989-1990.  MCAIR Vice President -
                                 Contracts and Pricing 1986-1989.

Charles E. Suyo       50         MDHS Senior Vice President - Operations
                                 since September 1993. MDHS Senior Vice
                                 President - Programs 1993.  MDC Senior
                                 Vice President - Missile Systems 1992-1993.
                                 MDMSC Vice President - Program Manager
                                 Harpoon/SLAM 1989-1992.  MDSI Senior
                                 Vice President 1988-1989.

     All executive officers serve at the pleasure of the Board of Directors of the Company and are appointed annually. Non-executive officers may be appointed by the Board or the Chairman. All of the executive officers have been employees of the Company at least five years except H. J. Lanese and
J. F. Palmer. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he was selected as an officer.

ITEM 2.  PROPERTIES

     At December 31, 1993, the Company's manufacturing, laboratory, office and warehouse areas totaled 45.8 million square feet, of which 14.8 million square feet were leased. The Company plants are well maintained and in good operating condition. Leases with the U.S. Government cover plants in Columbus, Ohio and Tulsa, Oklahoma. A major commercial lease covers a plant in Culver City, California. The Company also has long-term arrangements with airport authorities enabling it to share the use of runways, taxiways, and other airport facilities at various locations, including St. Louis, Missouri; Long Beach, California; Tulsa, Oklahoma; and Mesa, Arizona. The trend of reduced defense spending and reduced commercial aircraft orders has resulted in downsizing of personnel and facility needs. In light of the Company's downsizing and current business economic conditions, many of the Company's facilities are currently underutilized. The Company has announced plans to close its plants in Tulsa, Oklahoma; Columbus, Ohio; and Torrance and Culver City, California. Although these plants continued to be operational at December 31, 1993, the Company will move the operations to other existing facilities during 1994. Leases related to Tulsa, Oklahoma; Columbus, Ohio; and Culver City, California terminate during 1994.












       11                                        [HARD COPY PG. 9]

     The Company's principal locations are in six states and Canada. Those in St. Louis, Missouri are chiefly devoted to military aircraft, electronics, training systems, and missiles. Those in Mesa, Arizona are primarily used for development, manufacture, and assembly of helicopters.
In the Los Angeles, California area, principal properties are located in Huntington Beach and Long Beach. Huntington Beach, California properties are utilized for research and manufacture of spacecraft, launch vehicles, and electronics. Long Beach, California properties are devoted to the development, manufacture, and assembly of commercial and military transport aircraft, and to the financial services and other segment. Subassembly work for the commercial and military aircraft business segments is performed at Macon, Georgia; Salt Lake City, Utah; and Toronto, Canada for shipment to operations at Long Beach. Florida facilities are devoted to production of missiles and space operations. The Culver City facilities have been devoted to helicopters. The Columbus, Ohio and Torrance, California facilities have been used for fabrication work for military transport aircraft and commercial aircraft, respectively. Subassembly work has been performed at Tulsa, Oklahoma. Work performed at the facilities to be closed during 1994 will be moved to existing facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Navy on January 7, 1991, notified McDonnell Douglas Corporation and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. On June 7, 1991, the Team filed a legal action to contest the Navy's default termination, assert its rights to convert the termination to one for "the convenience of the Government," and obtain payment for work done and costs incurred on the A-12 contract, but not paid to date. Additional information relative to this matter and claims filed with the Air Force on the C-17 contract and the Navy on the T45 contract is included in
Note 5, "Contracts in Process and Inventories" on page 42 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference. See also Note 17, "Commitments and Contingencies" on page 51 of the Company's 1993 Annual Report to Shareholders and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Business Audits, Reviews and Investigations", page 31, which are incorporated herein by this reference.

     MDC is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. MDC has been identified as a potentially responsible party (PRP) at 28 sites. Of these, MDC believes that it has de minimis liability at 19 sites, including 9 sites at which it believes that it has no future liability. At the 9 sites at which MDC's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, MDC is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity. MDC estimates total reasonably possible costs of approximately

$48 million for study and remediation expenditures at Superfund sites and MDC's current and former operating sites, of which $21 million is accrued at December 31, 1993.

     A number of legal proceedings and claims are pending or have been asserted against MDC including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous waste. A substantial portion of such legal proceedings and claims is covered by insurance. MDC believes that the final outcome of such proceedings and claims will not have a material adverse effect on MDC's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter.

                                                [HARD COPY PG. 10]

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Information required by this item is included on pages 46, 47 and 55 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected Financial Data for the five years ended December 31, 1993, consisting of the data under the captions "Summary of Operations" and "Balance Sheet Information" are included at page 54 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 24 through 32 of the 1993 Annual Report to Shareholders, and under the captions "Military Aircraft," "Commercial Aircraft" and "Missiles, Space and Electronic Systems" on pages 6 through 19 of the 1993 Annual Report to Shareholders, the text portions, including tables, which are incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages 33 through 53, and on page 56 of the 1993 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

PART III

ITEMS 10, 11, 12 and 13

     The information called for by Part III, Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning Executive Officers which is provided in Part I above), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is included in the Company's definitive Proxy Statement for 1993 pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the fiscal year ended December 31, 1993, and is incorporated herein by this reference. The report of the Management Succession and Compensation Committee and the performance graph contained in the Company's definitive Proxy Statement for 1993, however, are not incorporated herein by reference and shall not be deemed filed under the Securities Act of 1933 or under the Securities Exchange Act of 1934.

                                                [HARD COPY PG. 11]

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.  LIST OF FINANCIAL STATEMENTS

     The following consolidated financial statements of McDonnell Douglas Corporation and Subsidiaries included in the 1993 Annual Report to Shareholders at the pages indicated, are incorporated herein by this reference:

     Report of Ernst & Young, Independent Auditors, page 53.

     Consolidated Statement of Operations, years ended December 31, 1993, 1992, and 1991, page 34.

     Consolidated Balance Sheet, December 31, 1993 and 1992, page 35.

     Consolidated Statement of Shareholders' Equity, years ended
     December 31,1993, 1992, and 1991, page 36.

     Consolidated Statement of Cash Flows, years ended December 31, 1993, 1992, and 1991, page 37.

     Notes to Consolidated Financial Statements, pages 38 through 52.

     Selected Financial Data by Industry Segment - Continuing Operations, page 33.

     Quarterly Results of Operations, page 56.

(a)2.  LIST OF FINANCIAL STATEMENT SCHEDULES

     See Index to Financial Statement Schedules on page 16.

     All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are omitted either because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)3.  EXHIBITS

     See Index to Exhibits on pages 13 through 15.

(b)   Reports on Form 8-K filed in 1993:
      ----------------------------------
      Form 8-K filed on January 29, 1993 in response to Item 5. Form 8-K filed on June 2, 1993 in response to Item 5.
      Form 8-K filed on December 2, 1993 in response to Item 5. Form 8-K filed on December 15, 1993 in response to Item 5. Form 8-K filed on December 27, 1993 in response to Item 5.

SIGNATURES                                      [HARD COPY PG. 12]

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MCDONNELL DOUGLAS CORPORATION
                                           (Registrant)

Date:  March 22, 1994         By:  /s/ Robert L. Brand
                                   --------------------------------
                                   Robert L. Brand
                                   Vice President and Controller and
                                   Registrant's Authorized Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated below.

     Signature                       Title                         Date
- --------------------------    ----------------------------    -------------

John F. McDonnell*            Director, Chairman &            March 22, 1994
- --------------------------    Chief Executive Officer
John F. McDonnell             (Principal Executive Officer)

Herbert J. Lanese*            Executive Vice President and    March 22, 1994
- --------------------------    Chief Financial Officer
Herbert J. Lanese             (Principal Financial Officer)

/s/ Robert L. Brand           Vice President and Controller   March 22, 1994
- --------------------------    (Principal Accounting Officer)
Robert L. Brand

John H. Biggs*                Director                        March 22, 1994
B.A. Bridgewater, Jr.*        Director                        March 22, 1994
Beverly B. Byron*             Director                        March 22, 1994
William E. Cornelius*         Director                        March 22, 1994
William H. Danforth*          Director                        March 22, 1994
Kenneth M. Duberstein*        Director                        March 22, 1994
Julian B. Goodman*            Director                        March 22, 1994
Gerald A. Johnston            Director                        March 22, 1994
William S. Kanaga*            Director                        March 22, 1994
James S. McDonnell III*       Director                        March 22, 1994
Sanford N. McDonnell*         Director                        March 22, 1994
George A. Schaefer*           Director                        March 22, 1994

*By his signature below, S. N. Frank has signed this Form 10-K as Attorney-in-fact on behalf of the persons listed above whose names are followed by an asterisk, pursuant to a Power of Attorney, a copy of which is filed with this Form 10-K.

/s/ S. N. Frank
- -----------------------------
S. N. Frank, Attorney-in-fact

                                                [HARD COPY PG. 13]

MCDONNELL DOUGLAS CORPORATION
AND SUBSIDIARIES

INDEX TO EXHIBITS


                EXHIBIT

3(a)     Articles of Restatement of the         Incorporated by reference
         Company's Charter, as filed            to Exhibit 3(a) to the
         April 13, 1992.                        Company's Annual Report on
                                                Form 10-K for the year
                                                ended December 31, 1992.

3(b)     Bylaws of the Company, as
         amended July 30, 1993.

4(a)     Indenture dated as of September 1,     Incorporated by reference
         1985 between the Company and The       to Exhibit 4(a) to the
         Bank of New York as Successor          Company's Registration
         Trustee to Citibank, N.A.              Statement on Form S-3,
                                                Commission File No.
                                                33-36180, filed with the
                                                Commission on August 1,
                                                1990.

4(b)     First Supplemental Indenture           Incorporated by reference
         dated as of July 1, 1986               to Exhibit 4(b) to the
         between the Company and The            Company's Registration
         Bank of New York as Successor          Statement on Form S-3,
         Trustee to Citibank, N.A.              Commission File No.
                                                33-36180, filed with the
                                                Commission on August 1,
                                                1990.

4(c)    Second Supplemental Indenture           Incorporated by reference
        dated as of April 2, 1992               to Exhibit 4(c) to the
        between the Company and The             Company's Annual Report on
        Bank of New York as Successor           Form 10-K for the year ended
        Trustee to Citibank, N.A.               December 31, 1992.

4(d)    Agreement of Resignation, Appoint-
        ment and Acceptance dated as of
        May 17, 1993 by and among the
        Company, Citibank, N.A., as
        Resigning Trustee, and The Bank
        of New York, as Successor Trustee.

4(e)    Form of 8-5/8% Notes due April 1,       Incorporated by reference
        1997.                                   to Exhibit 4(f) to the
                                                Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992.

4(f)    Form of 9-1/4% Notes due April 1,       Incorporated by reference
        2002.                                   to Exhibit 4(g) to the
                                                Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992.

4(g)    Form of 9-3/4% Debentures               Incorporated by reference
        due April 1, 2012.                      to Exhibit 4(h) to the
                                                Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992.

                                                [HARD COPY PG. 14]

4(h)    Form of 8-1/4% Notes due July 1,
        2000.

4(i)    Rights Agreement dated as of            Incorporated by reference
        August 2, 1990 between the              to Exhibits 1 and 2 to the
        Company and First Chicago Trust         Company's Report on Form
        Company of New York, which              8-K filed with the
        includes as Exhibit B thereto           Commission on
        the form of Rights Certificate.         August 6, 1990.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Company is not filing certain instruments with respect to long-term debt because the amount of securities currently authorized under any of them does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the Commission upon request.

10(a)*  McDonnell Douglas Corporation           Incorporated by reference
        Incentive Award Plan, as amended        to Exhibit 10(b) to the
        and restated as of July 20, 1990.       Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1990.

10(b)*  Incentive Compensation Program,         Incorporated by reference
        as amended and restated as of           to Exhibit 10(b) to the
        March 2, 1992 under the McDonnell       Company's Annual Report on

        Award Plan.                             December 31, 1991.

10(c)*  Long-Term Incentive Program,            Incorporated by reference
        as amended and restated as of           to Exhibit 10(d) to the
        July 20, 1990 under the McDonnell       Company's Annual Report on
        Douglas Corporation Incentive           Form 10-K for the year ended
        Award Plan.                             December 31, 1990.

10(d)*  McDonnell Douglas Corporation           Incorporated by reference
        Performance Sharing Plan.               to Exhibit 10(d) to the
                                                Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992.

10(e)*  McDonnell Douglas Corporation           Incorporated by reference
        Deferred Compensation Plan for          to Exhibit 10(e) to the
        Nonemployee Directors.                  Company's Annual Report on
                                                Form 10-K for the year ended
                                                December 31, 1992.

10(f)*  Service Agreement between
        Kenneth M. Duberstein and
        McDonnell Douglas Corporation,
        amended as of June 1, 1993.

11      Computation of earnings per
        share.

                                                [HARD COPY PG. 15]

13      1993 McDonnell Douglas
        Corporation Annual Report to
        Shareholders, excluding the
        "Financial Highlights," MDC
        Chairman's letter "To All
        Shareholders and Teammates,"
        "Community Involvement," and
        "Directors and Management."

21      Subsidiaries.

23      Consents of Independent Auditors
        regarding incorporation of their
        report included in the 1993
        Annual Report to Shareholders of
        McDonnell Douglas Corporation
        into Form 10-K and incorporation
        of Form 10-K into Registration
        Statements on Form S-3 and Form
        S-8.

99(a)** Form 11-K, Employee Savings Plan of McDonnell Douglas Corporation
        - Salaried Plan.

99(b)** Form 11-K, Employee Savings Plan of McDonnell Douglas Corporation
        - Component Plan.

99(c)** Form 11-K, Employee Thrift Plan
        of McDonnell Douglas Corporation
        - Subsidiary Plan.

99(d)** Form 11-K, Employee Thrift Plan
        of McDonnell Douglas Corporation
        - Hourly Plan.

99(e)** Form 11-K, McDonnell Douglas
        Helicopter Company Savings Plan
        for Hourly Employees.

99(f)** Form 11-K, Employee Investment
        Plan of McDonnell Douglas
        Corporation - Hourly West Plan.

99(g)** Form 11-K, Employee Investment
        Plan of McDonnell Douglas
        Corporation - Hourly East Plan.

99(h)   Computation of Ratio of Earnings
        to Fixed Charges.

* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

** Financial Statements and schedules prepared in accordance with ERISA have been filed on Form SE on March 21, 1994.










       19                                    [HARD COPY PG. 16]

MCDONNELL DOUGLAS CORPORATION
AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES

The following consolidated financial statement schedules of McDonnell Douglas Corporation and Subsidiaries for the year ended December 31, 1993 are included herein:

     Report of Independent Auditors

     Schedule II     Amounts Receivable from Related Parties and
                     Underwriters, Promoters, and Employees Other than Related Parties

     Schedule VII    Guarantees of Securities of Other Issuers

     Schedule VIII   Valuation and Qualifying Accounts

     Schedule IX     Short-Term Borrowings

     Schedule X      Supplementary Income Statement Information



                REPORT OF INDEPENDENT AUDITORS



We have audited the consolidated financial statements of McDonnell Douglas Corporation and subsidiaries (MDC) as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 18, 1994 (incorporated by reference elsewhere in this Annual Report on Form 10K). Our audits also included the financial statement schedules listed in item 14(a) of this Annual Report on Form 10K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. As described in the notes to the consolidated financial statements, the fixed price development contract for the A-12 advanced tactical aircraft program was terminated for default by the United States Government on January 7, 1991. MDC believes it will be successful in converting the termination for default into a termination for convenience; however, failure to do so could have a material impact on the financial position of MDC in the future.


/s/ Ernst & Young

St. Louis, Missouri
January 18, 1994


SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
           PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                      McDonnell Douglas Corporation
               Years Ended December 31, 1993, 1992, and 1991
                           (Dollars in Thousands)
                                   BALANCE AT                      BALANCE AT
                       MATURITY    BEGINNING              AMOUNTS    END OF
NAME OF DEBTOR           DATE      OF PERIOD  ADDITIONS  COLLECTED   PERIOD
- ---------------        --------    ---------- ---------  --------- ----------

Year Ended December 31, 1993:
   W. H. Brinks       Apr 10, 2019   $529.2               $529.2       $0.0
   C. Conrad          May 24, 2020    210.0                           210.0
   P. T. Fagan        Sep 01, 2002    179.5                           179.5
   A. C. Haggerty     Jan 14, 2002    152.0                           152.0
   R. H. Hood, Jr.    May 03, 2019    665.0                           665.0
   R. M. Linford      Dec 03, 2002    259.6                           259.6
   E. J. Overley and
      C. M. Overley   Mar 23, 2019    172.0                           172.0
   J. B. Pirkle       May 05, 2019    261.0                261.0        0.0
   D. D. Snyder       Mar 30, 2020    507.5                507.5        0.0
   D. O. Swain        Mar 20, 2019    459.4                459.4        0.0
   R. E. Thomas       Oct 25, 2020    227.5                           227.5
   J. J. Van Gels     Aug 08, 2020    307.5                           307.5
   S. W. Vogeding     Aug 10, 2020    325.0                           325.0
   J. D. Wolf         Jun 01, 2019    460.0                           460.0
   B. G. Zimmerman    Aug 16, 2020    277.5                           277.5
                                   --------   --------  --------   --------
                                   $4,992.7             $1,757.1   $3,235.6
                                   ========   ========  ========   ========

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
        PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES - Cont'd
                      McDonnell Douglas Corporation
               Years Ended December 31, 1993, 1992, and 1991
                           (Dollars in Thousands)
                                   BALANCE AT                      BALANCE AT
                       MATURITY    BEGINNING              AMOUNTS    END OF
NAME OF DEBTOR           DATE      OF PERIOD  ADDITIONS  COLLECTED   PERIOD
- ---------------        --------    ---------- ---------  --------- ----------

Year Ended December 31, 1992:
   W. H. Brinks       Apr 10, 2019   $529.2                          $529.2
   C. Conrad          May 24, 2020    210.0                           210.0
   P. T. Fagan        Sep 01, 2002              $179.5                179.5
   A. C. Haggerty     Jan 14, 2002               152.0                152.0
   R. H. Hood, Jr.    May 03, 2019    665.0                           665.0
   L. F. Impellizzeri Jul 18, 2020    400.0               $400.0        0.0
   R. M. Linford      Dec 03, 2002               259.6                259.6
   E. J. Overley and
      C. M. Overley   Mar 23, 2019    172.0                           172.0
   J. B. Pirkle       May 05, 2019    261.0                           261.0
   D. D. Snyder       Mar 30, 2020    507.5                           507.5
   D. O. Swain        Mar 20, 2019    459.4                           459.4
   R. E. Thomas       Oct 25, 2020    227.5                           227.5
   P. R. Thompson     May 14, 1991    224.0                224.0        0.0
   J. J. Van Gels     Aug 08. 2020    307.5                           307.5
   S. W. Vogeding     Aug 10, 2020    325.0                           325.0
   J. D. Wolf         Jun 01, 2019    460.0                           460.0
   B. G. Zimmerman    Aug 16, 2020    277.5                           277.5
                                   --------   --------  --------   --------
                                   $5,025.6     $591.1    $624.0   $4,992.7
                                   ========   ========  ========   ========


SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
         PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES - Cont'd
                      McDonnell Douglas Corporation
               Years Ended December 31, 1993, 1992, and 1991
                           (Dollars in Thousands)
                                   BALANCE AT                      BALANCE AT
                       MATURITY    BEGINNING              AMOUNTS    END OF
NAME OF DEBTOR           DATE      OF PERIOD  ADDITIONS  COLLECTED   PERIOD
- ---------------        --------    ---------- ---------  --------- ----------

Year Ended December 31, 1991:
   M. G. Brandt       Mar 14, 1991   $303.0               $303.0       $0.0
   W. H. Brinks       Apr 10, 2019    529.2                           529.2
   J. P. Capellupo    Apr 03, 2020    355.0                355.0        0.0
   C. Conrad          May 24, 2020    210.0                           210.0
   R. H. Hood, Jr.    May 03, 2019    665.0                           665.0
   L. F. Impellizzeri Jul 18, 2020    400.0                           400.0
   E. J. Overley and
      C. M. Overley   Mar 23, 2019    172.0                           172.0
   J. B. Pirkle       May 05, 2019    261.0                           261.0
   J. D. Smith        Aug 24, 1991    591.0                591.0        0.0
   D. D. Snyder       Mar 30, 2020    507.5                           507.5
   D. O. Swain        Mar 20, 2019    459.4                           459.4
   R. E. Thomas       Oct 25, 2020    227.5                           227.5
   P. R. Thompson     May 14, 1991    224.0                           224.0
   J. J. Van Gels     Aug 08, 2020    307.5                           307.5
   S. W. Vogeding     Aug 10, 2020    325.0                           325.0
   H. Wall, Jr.       Jul 31, 2020    237.5                237.5        0.0
   J. D. Wolf         Jun 01, 2019    460.0                           460.0
   B. G. Zimmerman    Aug 16, 2020    277.5                           277.5
                                   --------   --------  --------   --------
                                   $6,512.1             $1,486.5   $5,025.6
                                   ========   ========  ========   ========


Note: The scheduled notes are Shared Appreciation Notes, representing relocation loans to employees for the purchase of a residence. The Notes are secured by a second deed of trust on the employee's residence. The proportionate share (as defined in the Note) of the fair market value of the residence is due on the maturity date, or earlier, in case of sale of the property, termination of employment or other events as specified in the Note. Due to the nature of these notes, upon liquidation amounts forgiven are included in "amounts collected" and gains on property sold at appreciation are excluded from "amounts collected".

                 Schedule VII-GUARANTEES OF SECURITIES OF OTHER ISSUERS
                             McDonnell Douglas Corporation
                                   December 31, 1993
                                 (Dollars in Millions)
                                                 AMOUNT     AMOUNT
                           TITLE                  OWNED       IN
                          ISSUE OF              BY PERSON  TREASURY
NAME OF ISSUER              EACH      TOTAL     OR PERSONS OF ISSUER
OF SECURITIES GUARANTEED  CLASS OF  GUARANTEED  FOR WHICH     OF       NATURE     NATURE
BY PERSON FOR WHICH      SECURITIES     AND     STATEMENT SECURITIES     OF       OF ANY
STATEMENT IS FILED       GUARANTEED OUTSTANDING  IS FILED GUARANTEED GUARANTEE    DEFAULT
- ------------------------ ---------- ----------- --------- ---------- --------- ------------
Aerolineas Argentinas       Notes       $36        None      None         A         None
AeroMexico                  Notes         1        None      None         A         None
Air Liberte                 Notes        11        None      None         A         None
Biman Bangladesh            Notes         3        None      None         A         None
British West Indies
 Airlines                   Notes         2        None      None         A         None
City of Ann Arbor           Bonds         3        None      None         A         None
Continental                 Notes        14        None      None         A         None
Michigan National Bank      Notes         1        None      None         A         None
Minerve                     Notes         6        None      None         A         None
TWA/Ozark Airlines          Notes        11        None      None         A         None
Valujet                     Notes         6        None      None         A         None
Varig                       Notes       112        None      None         A         None
Zambia Airways              Notes         4        None      None         A         None




A  -  MDC is obligated to purchase notes or bonds from holders in the amount shown, plus unpaid interest, in the event of non-payment by issuer.



              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                          McDonnell Douglas Corporation
                Years Ended December 31, 1993, 1992, and 1991
                               (Dollars in Millions)
                                  BALANCE     CHARGED                        BALANCE
                                     AT          TO     CHARGED                AT
                                  BEGINNING  COSTS AND     TO                  END
                                     OF         AND      OTHER                 OF
DESCRIPTION                        PERIOD    EXPENSES   ACCOUNTS DEDUCTIONS  PERIOD
- -----------                        ------    --------   -------- ----------  ------
Year Ended December 31, 1993:
  Allowance for commercial
   aircraft financing                $ 6         $14                            $20
  Allowance for uncollectible
   accounts                           48          15        $ 2        $15       50
                                     ---         ---        ---        ---      ---
                                     $54         $29        $ 2        $15      $70
                                     ===         ===        ===        ===      ===

Year Ended December 31, 1992:
  Allowance for commercial
   aircraft financing                $ 6                                        $ 6
  Allowance for uncollectible
   accounts                           57         $22                   $31       48
                                     ---         ---        ---        ---      ---
                                     $63         $22                   $31      $54
                                     ===         ===        ===        ===      ===

Year Ended December 31, 1991:
  Allowance for commercial
   aircraft financing                $ 6                                        $ 6
  Allowance for uncollectible
   accounts                           65         $53        $ 3        $64       57
                                     ---         ---        ---        ---      ---
                                     $71         $53        $ 3        $64      $63
                                     ===         ===        ===        ===      ===

NOTE: Amounts charged to other accounts are principally reclassifications. Deductions are principally the write off of uncollectible accounts.


                      SCHEDULE IX - SHORT-TERM BORROWINGS
                          McDonnell Douglas Corporation
                  Years Ended December 31, 1993, 1992, and 1991
                              (Dollars in Millions)
                                                 Maximum     Average    Weighted
                                                  amount      amount     Average
                             Balance Weighted  Outstanding Outstanding  Interest
                                at    Average     During      During      Rate
Category of Aggregate         End of  Interest     the          the      During
Short-term Borrowings         Period    Rate      Period    Period (A)  Period (B)

AEROSPACE SEGMENTS
- ------------------
Year Ended December 31, 1993:
 Commercial paper (C)            $0      N/A       $75         $5          3.88%
 Notes payable to banks (D)       0      N/A     1,418        896          3.76%

Year Ended December 31, 1992:
 Commercial paper (C)             0      N/A        81         41          4.24%
 Notes payable to banks (D)     774    4.16%     1,573        969          4.37%

Year Ended December 31, 1991:
 Commercial paper (C)             0      N/A       110          3          9.15%
 Notes payable to banks (D)     202    5.14%     1,314        926          6.72%

FINANCIAL SERVICES AND OTHER SEGMENT
- ------------------------------------
Year Ended December 31, 1993:
 Commercial paper                 0      N/A         0          0            N/A
 Notes payable to banks         203    4.72%      220         84          6.02%

Year Ended December 31, 1992:
 Commercial paper (E)             0      N/A         0          0            N/A
 Notes payable to banks         124    4.76%       146        114         12.06%

Year Ended December 31, 1991:
 Commercial paper (E)             0      N/A        44          2          9.20%
 Notes payable to banks         158   12.25%       643        381          9.74%


(A) - Computed by dividing the total of daily principal balances by the number of days in the period.
(B) - Computed by dividing the actual interest expense by average short-term debt outstanding.
(C)  -  Based on proceeds from commercial paper issuance.
(D) - Excludes overdraft accounts at foreign banks and note relating to workers compensation insurance, includes notes of wholly owned subsidiary McDonnell Douglas Canada, Ltd..
(E)  -  Based on face value of commercial paper issued.

         SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   McDonnell Douglas Corporation
            Years Ended December 31, 1993, 1992, and 1991
                        (Dollars in Millions)


ITEM                              CHARGED TO COSTS AND EXPENSES

                                      Years Ended December 31
                                      1993      1992      1991
                                      ----      ----      ----

Maintenance and repairs               $170      $271      $288



NOTE:  Items not presented amount to less than 1% of revenues.