Form 10-Q
period 1994-03-31
MCDONNELL DOUGLAS CORP
filed 1994-05-13
CIK 63917

       1                                       [HARD COPY PG.1]
                                     10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994
                               ----------------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       -----------------
Commission file number    1-3685
                         ----------------------------------------------

                      MCDONNELL DOUGLAS CORPORATION
- - -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

            Maryland                             43-0400674
- - ----------------------------------   ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)

               Post Office Box 516, St. Louis, MO  63166
- - -----------------------------------------------------------------------
         (Address and zip code of principal executive offices)

                                314-232-0232
- - -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X    No      .
          ------    ------
========================================================================
Common shares outstanding at April 30, 1994 - 39,506,895 shares


       2                                 [HARD COPY PG. 2]

TABLE OF CONTENTS
- - -----------------

                                                                      Hard Copy
PART I     FINANCIAL INFORMATION                                       Page No.
           ---------------------                                       -------

           ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                          3

               CONSOLIDATED BALANCE SHEET                                  4

               CONSOLIDATED STATEMENT OF CASH FLOWS                        5

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 6-13

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS             14-25




PART II    OTHER INFORMATION
           -----------------

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      26



















       3                                      [HARD COPY PG.3]

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                                   MCDONNELL DOUGLAS CORPORATION
                                 CONSOLIDATED STATEMENT OF EARNINGS
                              (Millions of dollars, except share data)

THREE MONTHS ENDED MARCH 31                         1994         1993
                                                  --------     --------
                                                       (unaudited)

Revenues                                          $ 2,953      $ 3,617
Costs and expenses:
  Cost of products, services and rentals            2,420        3,115
  General and administrative expenses                 169          186
  Research and development                             80           72
  Interest expense:
    Aerospace segments                                 42           11
    Financial services and other segment               32           33
                                                  --------     --------
      Total Costs and Expenses                      2,743        3,417

    EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                             210          200
Income taxes                                           76           21
                                                  --------     --------
    EARNINGS FROM CONTINUING OPERATIONS               134          179

Discontinued operations, net of income taxes            -           37
                                                  --------     --------

    NET EARNINGS                                  $   134      $   216
                                                  ========     ========
EARNINGS PER SHARE:
  Continuing operations                           $  3.41      $  4.58
  Discontinued operations                               -          .93
                                                  --------     --------
                                                  $  3.41      $  5.51
                                                  ========     ========
DIVIDENDS DECLARED PER SHARE                      $   .35      $   .35
                                                  ========     ========
- - --------------------
The accompanying notes are an integral part of the consolidated financial statements.




       4                                        [HARD COPY PG. 4]
                                   MCDONNELL DOUGLAS CORPORATION
                                    CONSOLIDATED BALANCE SHEET
                                 (Millions of dollars and shares)

                                                   MAR 31      DEC 31
                                                    1994        1993
                                                  --------    --------
                                                (unaudited)
ASSETS
  Cash and cash equivalents                      $    252     $     86
  Accounts receivable                                 548          555
  Finance receivables and property on lease         2,265        2,357
  Contracts in process and inventories              5,940        5,774
  Property, plant and equipment                     1,715        1,750
  Other assets                                      1,477        1,504
                                                 ---------    ---------
Total Assets                                  $ 12,197      $ 12,026
                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses          $  2,297     $  2,190
  Accrued retiree benefits                          1,368        1,388
  Income taxes                                        637          574
  Advances and billings in excess of
    related costs                                   1,374        1,251
  Notes payable and long-term debt:
    Aerospace segments                              1,404        1,625
    Financial services and other segment            1,503        1,513
                                                 ---------    ---------
                                                    8,583        8,541
Minority Interest                                      73           72
Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1994, 39.4 shares; 1993, 39.3 shares               39           39
  Additional capital                                  342          335
  Retained earnings                                 3,164        3,043
  Translation of foreign currency statements           (4)          (4)
                                                 ---------    ---------
                                                    3,541        3,413
                                                 ---------    ---------
Total Liabilities and Shareholders' Equity       $ 12,197     $ 12,026
                                                 =========    =========
- - --------------------
The accompanying notes are an integral part of the consolidated financial statements.


       5                                        [HARD COPY PG. 5]
                                  MCDONNELL DOUGLAS CORPORATION
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Millions of dollars)


THREE MONTHS ENDED MARCH 31                         1994         1993
                                                  --------     --------
                                                       (unaudited)
OPERATING ACTIVITIES
  Earnings from continuing operations              $  134       $  179
  Adjustments to reconcile earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    71           70
      Gain on sale of assets                          (20)          (4)
      Pension income                                  (33)         (35)
      Non-cash retiree health care costs                4            9
      Change in operating assets and liabilities      170          (91)
                                                   -------      -------
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                      326          128

INVESTING ACTIVITIES
  Property, plant and equipment acquired              (31)         (20)
  Finance receivables and property on lease            55           17
  Proceeds from sale of discontinued business           -          181
  Proceeds from sale of assets                         23           32
  Other                                                35          (25)
                                                   -------      -------
    NET CASH PROVIDED BY INVESTING
      ACTIVITIES                                       82          185

THREE MONTHS ENDED MARCH 31                         1994         1993
 (Continued)                                      --------     --------
                                                       (unaudited)

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                           (7)          79
  Debt having maturities more than 90 days:
    New borrowings                                    126            -
    Repayments                                       (350)        (368)
  Payments from ESOP - net                              -           16
  Proceeds of stock options exercised                   2            1
  Dividends paid                                      (13)         (13)
                                                   -------      -------
    NET CASH USED BY FINANCING
      ACTIVITIES                                     (242)        (285)
                                                   -------      -------
    INCREASE IN CASH AND CASH EQUIVALENTS             166           28

Cash and cash equivalents at beginning of year         86           82
                                                   -------      -------
Cash and cash equivalents at end of period         $  252       $  110
                                                   =======      =======


- - -------------------
The accompanying notes are an integral part of the consolidated financial statements.



















       7                                      [HARD COPY PG. 6]
                                  MCDONNELL DOUGLAS CORPORATION
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        MARCH 31, 1994
                                    (Millions of dollars)




1.   Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in McDonnell Douglas Corporation's
(MDC) Annual Report to Shareholders for the year ended December 31, 1993.


2.   Discontinued Operations

In March 1993 MDC sold its McDonnell Douglas Information Systems International (MDISI) business. The sale of MDISI resulted in a gain of $37 million, net of income taxes of $25 million.


3.   Accounts Receivable

In August 1990, MDC entered into a three-year agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. A one-year replacement agreement with another financial institution for up to $300 million was completed during February 1994. Under the agreements, participation interests in new receivables have been and will continue to be sold as previously sold amounts are collected. The participation interests are sold at a discount which is included in general and administrative expenses in the consolidated statement of earnings. Under both agreements, MDC has and will continue to act as an agent for the purchaser by performing record keeping and collection functions.

During the negotiation of the replacement agreement, MDC continued to sell, and the original financial institution continued to purchase, participation interests. At March 31, 1994 and December 31, 1993, accounts receivable are net of $79 million and $100 million, respectively, representing receivable interests sold.



       8                                     [HARD COPY PG. 7]

4.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                            March 31      December 31
                                           1994            1993
                                       -----------     -----------
Government contracts in process         $ 6,563         $ 6,347
Commercial products in process            4,188           4,005
Material and spare parts                    864             873
Progress payments to subcontractors       1,321           1,362
Progress payments received               (6,996)         (6,813)
                                        --------        --------
                                        $ 5,940         $ 5,774
                                        ========        ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue which is currently not billable.

The Navy on January 7, 1991, notified MDC and General Dynamics Corporation (the
Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. On June 7, 1991, the Team filed a legal action to contest the Navy's default termination, assert its rights to convert the termination to one for "the convenience of the Government," and obtain payment for work done and costs incurred on the A-12 contract, but not paid to date. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the United States Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. The Government, which extended the December 1, 1993 review beyond the time to which MDC and GD agreed, has not advised the contractors of the results of that review. On February 15, 1994, however, the U.S. Court of Federal Claims entered an Order, deferring rulings on the merits of the legal action to July 21, 1994, to enable the parties to pursue settlement negotiations, among other things, conditioned on an undertaking made by the Government that it would not seek to terminate the deferment agreement in the interim. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms.

At March 31, 1994, Contracts in Process and Inventories include approximately $516 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, is based on MDC's belief that the termination for default will be converted to a termination for convenience, that the Team will recover a minimum of $250 million in claims, that there is a range of reasonably possible results on termination for convenience and that it is prudent to provide for what MDC believes is the upper range of possible loss on

                                             [HARD COPY PG. 8]

termination for convenience, namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of March 31, 1994, as a result of termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default is contrary to law and fact, that the default is excusable, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government and that, subject to prevailing that the termination is properly one for the convenience of the Government, the probable recovery on the claims is not less than $250 million.

If, contrary to MDC's belief, the termination is not deemed to be for the convenience of the Government, it is estimated that an additional loss would be incurred which could amount to approximately $1.2 billion.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T-45A, and to provide training systems. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At March 31, 1994, Contracts in Process and Inventories include costs for the related contracts of $160 million. Realization of this amount is dependent in part on (i) costs to complete these contracts not exceeding present estimates and (ii) realization of expected amounts of recovery on claims filed with respect to these contracts. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993 the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims filed with the Navy. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $152 million would be required on the related development and low rate initial production contracts.

                                              [HARD COPY PG. 9]

Resolution of claims on the A-12 and T-45 contracts will involve negotiation with the Government or litigation, and the ultimate realization and receipt of future revenue may vary from current estimates.

In May 1993, a Defense Acquisition Board (DAB) initiated by the Under Secretary of Defense for Acquisitions began a review of the C-17 program in an effort to resolve outstanding issues and to make recommendations regarding the C-17's future. In connection with the review, MDC provided data and participated in numerous discussions. The Department of Defense (DoD), in conjunction with the DAB, submitted a proposal to MDC in December 1993 for a business settlement of a variety of issues concerning the C-17 program. In January 1994, MDC and the DoD agreed to such a settlement. MDC and the Air Force are developing plans and contractual modifications and agreements to implement the business settlement; MDC has begun to implement certain aspects of the settlement pending congressional authorization and appropriations expected to be completed during 1994.

The settlement covered many issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. Terms of the settlement also stipulated that MDC will expend funds in an effort to achieve product and systems improvements.

During the fourth quarter of 1993, MDC recorded a $450 million pre-tax charge associated with the business settlement arranged with the DoD and with cost growth on the development and initial production lots. Based upon further definition and pricing of issues in the settlement, in the first quarter of 1994, MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. The $450 million provision recognized at the end of 1993 was increased by $5 million during 1994 to cover net cost growth.

At March 31, 1994, Contracts in Process and Inventories include incurred costs totaling $696 million for the fixed price type contracts for development and first ten initial production C-17 military transport aircraft for the Air Force. The estimated value of these contracts at completion includes $208 million of claim revenues expected to be collected as part of the settlement. MDC's loss provision of $455 million is an offset to the Contracts in Process and Inventories balance, resulting in a $241 million net balance at March 31, 1994 associated with these contracts.

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. The estimated costs at completion of the combined C-17 contracts, excluding general and administrative costs and other period costs, exceed the estimated revenue of the combined contracts. During 1992, MDC recorded loss provisions in the

                                           [HARD COPY PG. 10]

amounts by which estimated costs on the combined contracts, excluding general and administrative costs and other period costs, exceeded estimated revenues from the remaining work on the contracts.

The Air Force continues to reduce payments to MDC under the C-17 contracts, largely due to the DoD projecting production costs at completion in excess of MDC's estimate at completion. In addition, during 1992 the Air Force questioned MDC's segregation of certain C-17 engineering costs between full scale engineering development (FSED) and production lots. Pending resolution of the segregation question, for progress payment purposes the Air Force has reclassified to FSED a substantial portion of sustaining engineering costs applied by MDC to production lots. As of March 31, 1994, the Air Force had withheld approximately $282 million from MDC's payment requests on the C-17 contracts principally as a result of higher cost estimates and the sustaining engineering reclassification. The portion of this amount associated with the sustaining engineering reclassification is $52 million, and is provided for in the C-17 business settlement.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at March 31, 1994, includes net deferred production costs of $1.341 billion and unamortized tooling of $259 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Under the current costing percentage, an estimated $1.1 billion of current and future deferred costs will be recovered from firm orders received after March 31, 1994.

As of March 31, 1994, MDC had delivered 115 MD-11 aircraft and has 57 aircraft on firm order. In addition, MDC has 101 options and reserves representing potential future orders for the MD-11. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at March 31, 1994, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.

5.  Income Taxes

In November 1991, MDC settled tax years 1977-1985 with the Internal Revenue Service (IRS). The settlement resulted in net earnings of $32 million in 1991 and a substantial future obligation payable upon completion of the 1986-1989 IRS audit. During 1993, this obligation was reduced by the resolution with the IRS of certain accounting method and tax credit issues. The resolution of these issues for the 1986-1989 tax period resulted in net earnings of $158

                                           [HARD COPY PG. 11]

million in 1993, of which $85 million was recognized in the first quarter of 1993. Excluding the after-tax benefit of the related reduction in accrued interest, the resolution of such issues resulted in a $75 million federal tax benefit for the year 1993, of which $53 million was recognized in the first quarter of 1993. Payment of the tax and interest for the 1986-1989 tax period obligation approximates $250 million and is expected to be made during mid 1994. Taxes and interest related to this payment have been provided.

6.   Debt & Credit Arrangements

Aerospace Credit Agreements

At March 31, 1994, MDC has two revolving credit agreements under which MDC may borrow up to $1.4 billion through April 1995. Under the credit agreements, the interest rate, at the option of MDC, is a floating rate generally based on a defined prime rate, a fixed rate related to either the London interbank offered rate (LIBOR) or a certificate of deposit rate, or as quoted under a competitive bid or a negotiated rate. A fee is charged on the amount of the commitments. The agreements contain restrictive covenants relating to net worth (as defined), liquidity (as defined), indebtedness, customer financing, fixed asset dispositions and subsidiary indebtedness. There are no amounts outstanding under the credit agreements at March 31, 1994.

In August 1992, MDC commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of March 31, 1994, MDC has issued $132 million of medium-term notes at rates ranging from 5.3% to 7.4% due in 1994 through 1996. During 1993, MDC issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of March 31, 1994, $218 million of securities registered under the shelf registration remain unissued.

Financial Services Credit Agreements

At March 31, 1994, McDonnell Douglas Finance Corporation (MDFC) has a revolving credit agreement under which it can borrow a maximum of $100 million through January 31, 1995. The maximum amount available to MDFC is reduced quarterly by $25 million through January 1995. The interest rate, at the option of MDFC, is either a floating rate generally based on a defined prime rate, a fixed rate related to either LIBOR or a certificate of deposit rate, or as quoted under a competitive bid. There are no amounts outstanding under the revolving credit agreement at March 31, 1994.

At March 31, 1994, McDonnell Douglas Financial Services Corporation (MDFS), parent company of MDFC, and MDFC have a revolving credit agreement under which MDFC may borrow a maximum of $45 million, reduced by MDFS borrowings under this same agreement. Under this agreement, MDFS can borrow a maximum of $6 million. The interest rate, at the option of MDFC, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There are no outstanding borrowings under this agreement at March 31, 1994.





       14                                    [HARD COPY PG. 12]

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

In June 1993, MDFC commenced an offering of up to $250 million of its general term notes and in November 1993 an offering of up to $250 million of its medium-term notes. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of March 31, 1994, MDFC has issued $87 million of general term notes at rates ranging from 5.3% to 8.4% due in 1995 through 2008, and $140 million of medium-term notes at rates ranging from 4.6% to 6.8% due in 1995 through 1998.

7.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At March 31, 1994, $263 million in guarantees are outstanding, and commitments of $171 million are outstanding to lease aircraft, accept notes in payment for aircraft, or guarantee financing for customers for ordered but undelivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $57 million at March 31, 1994.

MDC is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. MDC has been identified as a potentially responsible party (PRP) at 28 sites. Of these, MDC believes that it has de minimis liability at 19 sites, including nine sites at which it believes that it has no future liability. At the nine sites at which MDC's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, MDC is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity. At March 31, 1994, the accrued liability for environmental cleanup matters at Superfund sites and on MDC's current and former operating sites is $28 million.

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

See Note 4, Contracts in Process and Inventories, for a discussion of certain risks on fixed price development contracts including the termination on January 7, 1991, by the Navy of a contract with MDC and General Dynamics Corporation for the development and initial production of the A-12 aircraft.

                                           [HARD COPY PG. 13]


8.   Investment in Financial Services Subsidiary

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS. Prior year amounts have been reclassified to conform to the current year presentation.

Three Months Ended March 31                 1994            1993
                                          --------        --------
Earned income                              $  49           $  48
Costs and expenses                            37              43
Net earnings                                   7               3
Dividends                                      6               -


9.   Supplementary Payment Information

Three Months Ended March 31                 1994             1993
                                          --------        --------
Interest paid                              $  63            $  99
Income taxes paid (refunded)                   3              (45)


10.  Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the three-month period which were 39,352,975 in 1994 and 39,204,117 in 1993.









       16                                   [HARD COPY PG. 14]

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements, page 6, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in MDC's 1993 Annual Report to Shareholders.

Financial Condition

   General. MDC's financial statements include McDonnell Douglas Financial Services Corporation (MDFS) and McDonnell Douglas Realty Company (MDRC) on a fully consolidated basis. MDFS is the parent company of McDonnell Douglas Finance Corporation (MDFC), a diversified financial services company that has a capital structure significantly different from MDC's other business segments. The following table allocates MDC's capital structure at March 31, 1994 and December 31, 1993 between its aerospace segments (including aerospace-related obligations of MDRC in the amount of $107 million as of both March 31, 1994 and December 31, 1993) and its financial services and other segment, which is comprised principally of MDFS, MDFC and MDRC. The debt of MDFS, MDFC and MDRC is non-recourse to MDC. See also Note 6, Debt and Credit Arrangements, page 11.


                                              Financial
                                              Services
                                Aerospace     and Other
March 31, 1994                  Segments       Segment       Total
- - --------------                  ---------     ---------     -------
(Dollar amounts in millions)

Debt                             $ 1,404      $ 1,503      $ 2,907
Equity                             3,237          304        3,541
                                 -------      -------      -------
                                 $ 4,641      $ 1,807      $ 6,448
                                 =======      =======      =======
Debt-to-equity ratio                 .43         4.94
                                 =======      =======

                                             Financial
                                              Services
                                Aerospace    and Other
December 31, 1993               Segments      Segment       Total
- - --------------                  ---------     ---------     -------
(Dollar amounts in millions)

Debt                             $ 1,625      $ 1,513      $ 3,138
Equity                             3,123          290        3,413
                                 -------      -------      -------
                                 $ 4,748      $ 1,803      $ 6,551
                                 =======      =======      =======
Debt-to-equity ratio                 .52         5.22
                                 =======      =======

                                           [HARD COPY PG. 15]

The aerospace segments' debt-to-equity ratio decreased during 1994 as a result of a $221 million reduction in aerospace debt and improved earnings. MDC generated positive cash flow from operations, a portion of which was used to reduce aerospace debt during the first three months of 1994. Cash and cash equivalents from aerospace operations increased by $215 million during the first quarter to $230 million at March 31, 1994.

Cash provided by operations on a consolidated basis during the first three months of 1994 and 1993 was $326 million and $128 million, respectively. Cash provided by aerospace operations of over $430 million in the first quarter of 1994 exceeded the 1993 first quarter amount of $147 million.

Commercial Aircraft.   MDC delivered 4 MD-80 twin jets and 3 MD-11 trijets in
the first quarter of 1994 as compared to 11 MD-80 twin jets (including two under lease arrangements) and 9 MD-11 trijets in the first quarter of 1993.
The weakness in the commercial aircraft market evidenced by the reduction in deliveries is expected to continue during the remainder of 1994. Current commercial aircraft production plans anticipate MD-80 deliveries in the low 20's and MD-11 deliveries around 20 in 1994. Aircraft delivery delays or contract defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. Aggressive cost reduction actions have been undertaken in the commercial aircraft segment in an effort to match costs with the production rate. Employment in the commercial aircraft segment decreased from 35,418 at December 31, 1991 to 12,307 at March 31, 1994 reflecting cost reduction efforts and scheduled production rate declines.

C-17 Globemaster III. During the past several years, MDC increased its cost estimate at completion for the C-17 Globemaster III contracts for the full scale engineering development and first ten initial production aircraft. The 1993 charge reflected the estimated impact of the C-17 settlement with the DoD and other increases in the estimated remaining cost on the development and initial production contracts. The 1994 first quarter net charge of $5 million included reduced cost estimates associated with the C-17 settlement and additional cost growth for work yet to be completed in the development and initial production lots. See Note 4, Contracts in Process and Inventories, page 7, and Results of Operations, page 16.

A-12. MDC and General Dynamics Corporation (GD) have filed a legal action to contest the Navy's termination for default on the A-12 program. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due, with interest from January 7, 1991, from MDC and GD as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either MDC or GD such that deferment is no longer in the best interest of the Government. The Government, which extended the December 1, 1993 review beyond the time to which MDC and GD agreed, has not advised the contractors of the

                                           [HARD COPY PG. 16]

results of that review. On February 15, 1994, however, the U.S. Court of Federal Claims entered an Order, deferring rulings on the merits of the legal action to July 21, 1994, to enable the parties to pursue settlement negotiations, among other things, conditioned on an undertaking made by the Government that it would not seek to terminate the deferment agreement in the interim. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms. However, if the agreement is not continued, MDC intends to contest collection efforts. If payments of the deferred amount were required, such payments would have a material adverse effect on MDC's cash flows. See Note 4, Contracts in Process and Inventories, page 7.

Results of Operations

MDC revenues decreased 18% in the first quarter of 1994 to $2.953 billion, from $3.617 billion in the first quarter of 1993. Revenues in the military aircraft segment increased by 10%, while revenues in the commercial aircraft segment decreased by 53% due to reduced commercial aircraft deliveries in 1994. Revenues were also lower in the missiles, space and electronic systems segment as a result of MDC's reduced role in the downsized Space Station program.

Net earnings for the 1994 first quarter were $134 million compared with first quarter 1993 earnings of $94 million, after excluding from 1993 a $37 million after-tax gain on the sale of McDonnell Douglas Information Systems International and an $85 million earnings increase resulting from the resolution of income tax issues.

Operating earnings in the first quarter of 1994 in the military aircraft segment were considerably higher than the comparable quarter in 1993 due to improved earnings on the F/A-18 and C-17 programs. Despite substantially reduced revenues, the commercial aircraft segment was marginally profitable in this first quarter as a result of continuing reductions in overhead and improvements in productivity. The missiles, space and electronic systems segment had strong operating earnings during the quarter, although lower than the record level achieved in 1993's first quarter. Increased 1994 first quarter operating earnings in the financial services and other segment were primarily due to a gain on the sale of property by MDRC.

Aerospace interest expense in the first quarter of 1994 was $42 million, down from $63 million in 1993's first quarter after excluding from 1993 the reversal of $52 million in interest associated with the resolution of tax issues with the Internal Revenue Service. The lower interest expense reflects reduced aerospace debt.

Income taxes were $76 million in the 1994 first quarter, an effective tax rate of 36 percent. Taxes in 1993's first quarter were $21 million, or about 10 percent of pre-tax earnings from continuing operations. The 1993 tax provision included the reversal of $53 million associated with the resolution of tax issues with the Internal Revenue Service.

                                           [HARD COPY PG. 17]

In light of declining defense spending and the continuing depressed condition of the commercial aircraft business, reported financial information by segment may not be indicative of MDC's future operating results.

                                           Three Months Ended
                                                March 31
                                           1994          1993
                                         --------      --------
Revenues
  Military aircraft                      $ 1,822       $ 1,658
  Commercial aircraft                        589         1,248
  Missiles, space and electronic
    systems                                  445           643
  Financial services and other                93            66
                                         --------      --------
  Operating revenues                       2,949         3,615

  Non-operating income                         4             2
                                         --------      --------
  Total Revenues                         $ 2,953       $ 3,617
                                         ========      ========
Earnings
  Military aircraft                      $   166       $    99
  Commercial aircraft                          3            12
  Missiles, space and electronic
    systems                                   60            98
  Financial services and other                30             6
                                         --------      --------
    Operating earnings from
      continuing operations                  259           215

  Discontinued operations                      -            37
  Corporate and other                         (7)           (4)
  Interest expense                           (42)          (11)
  Income taxes                               (76)          (21)
                                         --------      --------
  Net Earnings                           $   134       $   216
                                         ========      ========

Military Aircraft

Operating revenues increased 10% in the first quarter of 1994 to $1.822 billion from $1.658 billion in the first quarter of 1993, primarily due to increased activity in the F/A-18 and C-17 programs. Revenues were also higher in the AV-8B production program. These increases were partially offset by decreased revenues for the F-15 and AH-64 Apache programs.

Operating earnings of $166 million and $99 million were recorded in the first quarter of 1994 and 1993, respectively. The increased earnings were primarily from improved results in the F/A-18 and C-17 programs. The C-17 program was profitable in 1994's first quarter as a result of work on current production lots. The C-17 program was breakeven for the first quarter in 1993. The AV-8B and T-45 also had increased earnings in the first quarter of 1994.

During the fourth quarter of 1993, MDC recorded a $450 million pre-tax charge associated with the business settlement arranged with the DoD and with cost growth on the development and initial production lots. Based upon discussion

                                           [HARD COPY PG. 18]

with the Government to further define work scopes under the settlement, in the first quarter of 1994 MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. The $450 million provision recognized at the end of 1993 was increased by $5 million during 1994 to cover net cost growth.

Commercial Aircraft

Operating revenues decreased 53% in the quarter to $589 million from $1.248 billion in the first quarter of 1993. The decrease in revenues reflects fewer commercial aircraft deliveries and the overall softness in the commercial aircraft market. MDC delivered 4 MD-80 twin jets in the first quarter of 1994 compared with 11 in the first quarter of 1993 (including two under lease arrangements). MDC delivered 3 MD-11 trijets in the first quarter of 1994 compared with 9 in the first quarter of 1993.

As a result of continuing reductions in overhead and improvements in productivity, the commercial aircraft segment was marginally profitable despite the large decline in revenues. Operating earnings were $3 million in the first quarter of 1994 compared to $12 million during the same period for 1993. In addition to reduced revenues, the 1994 quarter also reflected increased development expense over the 1993 period. In the prior year, development expense was reduced by $24 million from funds received from risk-sharing subcontractors.

Missiles, Space and Electronic Systems

Operating revenues decreased to $445 million in the first quarter of 1994, from $643 million in the same period in 1993. The 31% decrease was primarily due to lower revenues on the Space Station program, but also included decreased revenues on several electronic systems, missiles, and space transportation programs.

Operating earnings decreased to $60 million in the first quarter of 1994 from $98 million in the first quarter of 1993. The 1993 first quarter earnings included a $20 million incentive award for achieving 100% launch success on a Delta Global Positioning Satellite contract for the U.S. Air Force.

Financial Services

Operating earnings of the financial services and other segment increased to $30 million in the first quarter of 1994, from $6 million in the first quarter of 1993. The increase was primarily the result of a $20 million pre-tax gain on the sale of commercial real estate by MDRC. The 1994 operating earnings were also higher due to lower interest and debt expense, an operating expense of the segment.

Discontinued Operations

The 1993 discontinued operations include the gain related to the sale of McDonnell Douglas Information Systems International (MDISI).

                                           [HARD COPY PG. 19]

Liquidity

As detailed in the following discussion, MDC believes that it has sufficient sources of capital to meet anticipated needs. In addition to the discussion in this section which follows, see also A-12, page 15, for a discussion of the A-12 deferment status.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At March 31, 1994, MDC had two revolving credit agreements aggregating $1.4 billion, which are in effect until April 30, 1995. At March 31, 1994, there were no amounts outstanding under the current agreements.

In August 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the SEC. As of March 31, 1994, $218 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements. Increased borrowings under the revolving credit agreements may not be available in the event of a material adverse change in the operations, financial condition, business or prospects of MDC and its consolidated subsidiaries, taken as a whole.

On December 22, 1993, MDC notified holders of its 7.875% notes due January 15, 1997 that the $150 million issue would be redeemed on January 21, 1994. The notes were redeemed at 100% of their principal amount plus accrued interest to the redemption date.

In February 1994, MDC entered into a one-year agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. At March 31, 1994, accounts receivable are net of $79 million, representing receivable interests sold pursuant to the agreement. The new agreement replaced a similar agreement which had expired during 1993. See Note 3, Accounts Receivable, page 6.

On March 31, 1994, Moody's Investors Service Inc. raised its ratings of MDC and MDFC debt. MDC's senior debt rating was raised to Baa-3 from Ba-2, while the short-term debt rating for commercial paper was upgraded to Prime-3 from Not Prime. Ratings on the senior debt of MDFC were increased to Baa-3 from Ba-1, on subordinated debt to Ba-2 from Ba-3, and on its shelf registration to (P) Baa-3 and (P) Ba-2 from (P) Ba-1 and (P) Ba-3, respectively.

During 1993, MDC received an initial investment grade rating from Duff & Phelps Credit Rating Co. of BBB- to MDC's senior unsecured debt while MDFC received ratings of BBB and BBB- to its senior unsecured debt and subordinated debt, respectively. In March 1994, Duff & Phelps placed MDC on the Ratings Watch-Up list for a possible upgrade of its debt ratings.

                                           [HARD COPY PG. 20]

In September 1992, Standard and Poor's affirmed MDC's senior long-term debt credit rating at BBB and short-term debt rating for commercial paper at A-3 and removed MDC's ratings from CreditWatch.

Taxes. MDC is currently under audit by the IRS for tax years 1986-1989. Issues resolved in the IRS settlement of the tax years 1977-1985 will impact results of the current IRS audit. During 1993, MDC resolved several issues with the IRS related to prior years' taxes. The resolution of these issues resulted in net earnings of $158 million in 1993. Excluding the after-tax benefit of the related reduction in accrued interest, the resolution of such issues resulted in a $75 million federal tax benefit. Payment of the tax and interest for the 1986-1989 tax period obligation approximates $250 million and is expected to be made during mid 1994. Taxes and interest related to the payment for the 1986-1989 tax period have been provided. See Note 5, Income Taxes, page 10.

C-17 Settlement. As previously discussed, during January 1994 MDC reached a settlement with the DoD which covered a range of issues related to the C-17 military aircraft program. The settlement is subject to congressional authorization and appropriations. The settlement is not expected to have any significant adverse cash impact.

Foreign Military Product Purchases. The government of Saudi Arabia, MDC, the U.S. Government, and other major U.S. defense contractors reached an agreement in the first quarter of 1994 to restructure work and payments due in 1994 for military product purchases by Saudi Arabia. Based on the agreement, delivery of 72 F-15s has been rescheduled; MDC will now deliver one aircraft per month for the first two years instead of two as originally planned. MDC does not anticipate any significant adverse cash impact in 1994 as a result of this restructuring plan.

Commercial Aircraft Financing. Difficulties in the commercial aircraft industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 7, Commitments and Contingencies, page 12, MDC also has outstanding guarantees of $263 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees will have a material adverse effect upon its financial condition. In addition, some existing commercial aircraft contracts contain provisions requiring MDC to repurchase used aircraft at the option of the commercial customers. In view of the current market conditions for used aircraft, MDC's earnings and cash flows could be adversely impacted by the exercise of such options. However, it is not anticipated that the existence of such repurchase obligations will have a material adverse effect on cash flow or financial position.

                                           [HARD COPY PG. 21]

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by a foreign carrier. During March 1994, this carrier notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations, and requested a "standstill" agreement to protect itself from default remedies for sixty days. MDC is currently participating in restructuring discussions with this airline and the creditor group.

Financial Services. The financial services and other segment debt on March 31, 1994 was $1.503 billion, down from $1.513 billion at December 31, 1993. MDFS, through its MDFC subsidiary, has traditionally obtained cash from operating activities, placement of term debt, issuances of commercial paper, and the normal run-off of its portfolio to fund its operations. In June 1993, MDFC commenced an offering of up to $250 million of its unsecured senior debt securities, its first debt offering since 1990, and in November 1993 commenced accepting inquiries for the sale of its medium-term notes. As of March 31, 1994, approximately $87 million associated with the June offering and $140 million associated with the medium-term notes had been sold.

MDFC has also used asset sales and secured borrowings as sources of funding. MDFC anticipates using asset sales and the normal run-off of its lease portfolio as additional sources of liquidity in the future.


Business and Market Considerations

General

MDC is a major participant in both the defense and commercial aerospace industries. MDC has a wide range of programs in production and development, and is the world's leading producer of military aircraft. Since 1987, MDC has been the largest U.S. defense contractor, based on the DoD's list of prime contract awards and one of the larger NASA prime contractors based on prime contracts awarded. MDC is one of the three principal manufacturers of large commercial transport aircraft outside the former Soviet Union.

Downsizing has had and continues to have a negative impact on the utilization of MDC's facilities and capacity, and on labor costs due to inefficiencies caused by the reassignment of workers as a result of layoffs. During 1992, MDC consolidated its six government aerospace companies into one division and since then has closed or announced plans to close several of its manufacturing facilities to streamline operations and create greater efficiencies. MDC also communicated its strategy to concentrate on its principal aerospace businesses, and as a result sold non-core business assets to implement this strategy. As a result of this strategy, MDC completed the sale of its VSS business unit in January 1993, and in March 1993 sold its remaining information technology business, MDISI, to a group of investors in the United Kingdom. MDC continues to pursue a possible strategic alliance with organizations throughout the world in order to support the commercial aircraft segment.

                                           [HARD COPY PG. 22]

Employment levels were reduced 3% in the first three months of 1994 to 67,751 as a result of further streamlining of MDC's government aerospace companies and reduced production on several major programs. MDC has continued its aggressive asset management plan of reducing accounts receivable, inventory and work in process levels, as well as reducing facilities commensurate with the levels of ongoing business.

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the first quarter of 1994 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1993 Annual Report to Shareholders.

Military Aerospace Business

C-17 Globemaster III. On February 8, 1994, the C-17 tenth production aircraft, P-10, was delivered to the U.S. Air Force. P-10 was the fifth C-17 to enter operational service with the Air Force. This aircraft represents the last of the development and first ten initial production aircraft. The 11th production aircraft (P-11) was delivered to the Air Force on April 8, 1994. P-11 is the first of four C-17s in the Lot IV procurement buy authorized in the fiscal year 1992 defense budget. The next two C-17 production aircraft, P-12 and P-13, are more than 90% complete and are scheduled for delivery in mid 1994.

In April 1994, the C-17 program successfully completed ground static qualification testing. The static testing program subjected critical portions of the airframe to forces greater than would ever be expected in actual service. Completion of static testing on April 1, 1994 represents a major program achievement. On April 6, 1994, a C-17 transport successfully completed its first design service lifetime or 30,000 hours of durability testing. The one lifetime reached is the halfway point in a contract calling for durability testing to two design service lifetimes or 60,000 hours. During durability testing a C-17 airframe is subjected to simulated flight load and conditions expected to be encountered in a lifetime of service with the U.S. Air Force.

For additional information regarding Government claims and inquiries on the C-17 program, see also "Government Business Audits, Reviews and Investigations," page 24.

F-15 Eagle. In January 1994, Israel announced its intention to purchase 20 F-15 Eagles, with an option for five more, to meet its future defense needs. On April 11, 1994, President Clinton notified Congress of his approval for the sale of 25 F-15s to Israel. The two governments are currently negotiating contract specifications.

AV-8B Harrier. The U.S. Navy and MDC are currently negotiating a contract to remanufacture existing Harrier's with new fuselages, APG-65 radar, night attack avionics, higher thrust engines, and various other new systems. Upgrades for four AV-8Bs have been funded in the fiscal year 1994 budget. The Navy plans to

                                           [HARD COPY PG. 23]

refurbish 73 existing aircraft in coming years; however orders are subject to approval each year.

EH 101. In the first quarter of 1994, MDC announced the formation of a partnership with EH Industries to define a variant of the EH 101 helicopter to meet U.S. military medium lift requirements. The U.S. version would be manufactured in Mesa, Arizona with development starting in 1996 and production in 1999.

Joint Direct Attack Munition (JDAM) Program. In April 1994 MDC received one of two contracts the U.S. Air Force awarded to further develop designs for the JDAM program. The $35 million contract awarded MDC is for Phase 1 of engineering and manufacturing development of JDAM, a guidance unit that would be attached to unguided bombs, turning them into precision-guided munitions.

In late 1995, the Air Force is scheduled to choose between MDC and its competitor, Martin Marietta, for the Phase 2 engineering and manufacturing development contract. The Department of Defense plans to buy approximately 74,000 JDAMs under a production program expected to continue well into the next century with an estimated value of up to $6 billion.

Tomahawk. In April 1994 MDC and Hughes Missiles Systems Company (Hughes) submitted proposals to the Navy to become the exclusive contractor for the Tomahawk Cruise Missile. The Government plans to select either MDC or Hughes for FY94-98 missile production, depot maintenance and preflight/post flight operations in addition to a requirement for the development of the Block IV Tomahawk missile. The anticipated revenue from the production contract covering a five year period is approximately $1.4 billion. A second contract with an estimated value of $400 million will cover the development of the Block IV All-Up-Round Tomahawk missile.

Delta. In April 1994, MDC signed a contract with Motorola's Satellite Communications Division to launch the majority of the satellites needed to form the global wireless IRIDIUMTM/SM Telecommunications network. Under the contract, valued in excess of $400 million, MDC will launch eight Delta II launch vehicles to place 40 communications satellites in low-Earth orbit. The first launch is scheduled for 1996.

On March 9, 1994, the Delta II rocket launched its 48th consecutive successful flight. Over the past 16 years and 92 launches, Delta rockets have maintained a 98.9% success rate.

Delta Clipper. On January 31, 1994, NASA notified MDC that it would provide almost one million dollars for the continuation of the Delta Clipper Experimental (DC-X) program. These funds were used to maintain the DC-X vehicle and ground systems in a readiness state for future flight testing. In May 1994, MDC received a $3.5 million contract from the Ballistic Missile Defense Organization for continuation of the flight test program. Preliminary plans call for three to five additional test flights of the DC-X vehicle.

                                           [HARD COPY PG. 24]

Commercial Aircraft Business

The commercial aircraft business continues to be highly market sensitive, and therefore competition and pricing are very aggressive. Difficulties in the commercial aircraft industry have resulted and may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, defaulting on contracts for firm orders or not exercising options or reserves. MDC has refrained from obtaining new business through drastic price reductions, instead focusing on cost control measures. As cost controls are put in place and the commercial aircraft market rebounds, MDC believes it will be in position to capture profitable new orders.

On February 16, 1994, Saudi Arabian Airlines announced its intention of purchasing a total of 50 commercial airliners from MDC and Boeing. Negotiations with Saudia are in process; however, the number and types of aircraft have not yet been finally determined. No firm orders were received from Saudia or other airlines or leasing customers during the first quarter of 1994.

On April 19, 1994 Alaska Airlines announced that it was replacing firm orders for 10 MD-90s with orders for 4 MD-80s. The MD-90s were scheduled for delivery in 1996 and 1997. In addition, the airline announced that it would not exercise 20 options for the MD-90.

On February 23, 1994, MDC introduced a new derivative of the MD-11 jetliner, the MD-11ER (Extended Range). The MD-11 trijet is currently the longest-range 300-seat aircraft in operation. The ER version has the capability to fly an additional 480 nautical miles over the current MD-11. The MD-11ER will become available in 1996.

Government Business Audits, Reviews and Investigations

MDC, as a large defense contractor, is subject to many audits, reviews and investigations by the U.S. Government of its negotiation and performance of, accounting for, and general practices relating to Government contracts. An indictment of a contractor may result in suspension from eligibility for award of any new government contract, and a guilty plea or conviction may result in debarment from eligibility for awards. The Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. Based upon presently known facts, MDC believes that it has not engaged in any criminal misconduct with respect to any of the matters currently known to be under investigation and that the ultimate resolution of these investigations will not have a material adverse effect on MDC's financial position.

In March 1991, the Securities and Exchange Commission (SEC) issued a Formal Order of Private Investigation (the "1991 SEC Investigation") looking into whether MDC violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with disclosures about and accounting for the A-12. In February 1993, the SEC issued subpoenas requesting additional information and broadened its inquiry to include the C-17 and possibly other programs. MDC

                                           [HARD COPY PG. 25]

believes that it has properly reported and disclosed information and accounted for its programs in accordance with generally accepted accounting principles.

In January 1993, the DoD Inspector General (IG) completed an inquiry into an allegation of favoritism and advantageous treatment accorded MDC by the DoD in connection with the C-17 Globemaster III program. The IG's report questioned contracting actions and payments by the U.S. Air Force and related information provided by the U.S. Air Force and MDC personnel. MDC believes that it properly reported and disclosed information relative to the C-17 contract and that it properly submitted bills to and was paid by the U.S. Air Force in accordance with DoD rules then in effect for work performed. In April 1993, the Air Force issued an extensive report responding to the allegations made by the DoD. Although the Air Force report reflected the difference between the parties concerning the segregation and payment of certain C-17 engineering costs, the report concluded that there was no illegal or improper plan or actions taken to provide payments to MDC and that the integrity of the acquisition system had not been compromised. In a November 1993 reply, the IG reasserted his conclusion that there had been an Air Force plan to assist MDC that exceeded the limits of what was permissible.

In May 1993, a Defense Acquisition Board (DAB) initiated by the Under Secretary of Defense for Acquisitions began a review of the C-17 program in an effort to resolve outstanding issues and to make recommendations regarding the C-17's future. In connection with the review, MDC provided data and participated in numerous discussions. The DoD, in conjunction with the DAB, submitted a proposal to MDC in December 1993 for a business settlement of a variety of issues concerning the C-17 program. In January 1994, MDC and the DoD agreed to such a settlement. MDC and the Air Force are developing plans and contractual modifications and agreements to implement the business settlement; MDC has begun to implement certain aspects of the settlement pending congressional authorization and appropriations. This process is expected to be completed during 1994.

The settlement covered issues open as of the date of the settlement, including the process of allocating sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. The settlement also stipulated that MDC will expend additional funds in an effort to achieve product and systems improvements. See also Note 4, Contracts in Process and Inventories, page 7.










       31                                   [HARD COPY PG. 26]

PART II  OTHER INFORMATION
         -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) Exhibits
         --------

         (99)  Computation of Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K
         -------------------

        Form 8-K filed on February 9, 1994 in response to Item 5.
        Form 8-K filed on February 15, 1994 in response to Item 5.



SIGNATURE
- - ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                    MCDONNELL DOUGLAS CORPORATION
                                             (Registrant)





Date:    May 13, 1994               /s/ R. L. Brand
      ------------------            ------------------------------
                                    R. L. Brand
                                    Vice President and Controller
                                      and Registrant's Authorized
                                      Officer