Form 10-Q
period 1994-06-30
MCDONNELL DOUGLAS CORP
filed 1994-08-12
CIK 63917

                                  10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1994
                               ----------------------------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       -----------------

Commission file number    1-3685
                         ----------------------------------------------

                      MCDONNELL DOUGLAS CORPORATION
- -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Maryland                            43-0400674
- ----------------------------------   ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


               Post Office Box 516, St. Louis, MO  63166
- -----------------------------------------------------------------------
         (Address and zip code of principal executive offices)


                                314-232-0232
- -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)


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

Common shares outstanding at July 31, 1994 - 39,516,269 shares

TABLE OF CONTENTS
- -----------------



PART I     FINANCIAL INFORMATION                                            Page
                                                                            ----

           ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                          3-4

               CONSOLIDATED BALANCE SHEET                                   5

               CONSOLIDATED STATEMENT OF CASH FLOWS                         6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7-14

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14-27



PART II    OTHER INFORMATION


           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    27

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       28

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         MCDONNELL DOUGLAS CORPORATION
                      CONSOLIDATED STATEMENT OF EARNINGS
                   (Millions of dollars, except share data)


THREE MONTHS ENDED JUNE 30                          1994         1993
                                                    ----        ----
                                                       (Unaudited)

Revenues                                          $ 3,250      $ 3,810

Costs and expenses:
  Cost of products, services and rentals            2,712        3,283
  General and administrative expenses                 171          163
  Research and development                             80          102
  Postretirement benefit curtailment                    -          (70)
  Interest expense:
    Aerospace segments                                 37           35
    Financial services and other segment               30           32
                                                  --------     --------
      Total Costs and Expenses                      3,030        3,545
                                                  --------     --------
    EARNINGS BEFORE INCOME TAXES                      220          265

Income taxes                                           82           95
                                                  --------     --------
    NET EARNINGS                                  $   138      $   170
                                                  ========     ========
EARNINGS PER SHARE                                $  3.50      $  4.33
                                                  ========     ========
DIVIDENDS DECLARED PER SHARE                      $   .35      $   .35
                                                  ========     ========









- --------------------
The accompanying notes are an integral part of the consolidated financial statements.

                          MCDONNELL DOUGLAS CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                    (Millions of dollars, except share data)


SIX MONTHS ENDED JUNE 30                            1994         1993
                                                  --------     --------
                                                       (Unaudited)

Revenues                                          $ 6,203      $ 7,427

Costs and expenses:
  Cost of products, services and rentals            5,132        6,398
  General and administrative expenses                 340          349
  Research and development                            160          174
  Postretirement benefit curtailment                    -          (70)
  Interest expense:
    Aerospace segments                                 79           46
    Financial services and other segment               62           65
                                                  --------     --------
      Total Costs and Expenses                      5,773        6,962
                                                  --------     --------
    EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                             430          465

Income taxes                                          158          116
                                                  --------     --------
    EARNINGS FROM CONTINUING OPERATIONS               272          349

Discontinued operations, net of income taxes            -           37
                                                  --------     --------
    NET EARNINGS                                  $   272      $   386
                                                  ========     ========
EARNINGS PER SHARE:

  Continuing operations                           $  6.91      $  8.91
  Discontinued operations                               -          .93
                                                  --------     --------
                                                  $  6.91      $  9.84
                                                  ========     ========
DIVIDENDS DECLARED PER SHARE                      $   .70      $   .70
                                                  ========     ========






- --------------------
The accompanying notes are an integral part of the consolidated financial statements.

                          MCDONNELL DOUGLAS CORPORATION
                          CONSOLIDATED BALANCE SHEET
                        (Millions of dollars and shares)


                                                   JUN 30      DEC 31
                                                    1994        1993
                                                ---------    --------
                                                (Unaudited)
ASSETS

  Cash and cash equivalents                      $    321     $     86
  Accounts receivable                                 596          555
  Finance receivables and property on lease         2,168        2,357
  Contracts in process and inventories              5,850        5,774
  Property, plant and equipment                     1,678        1,750
  Other assets                                      1,541        1,504
                                                 ---------    ---------
Total Assets                                     $ 12,154     $ 12,026
                                                 ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses          $  2,470     $  2,190
  Accrued retiree benefits                          1,346        1,388
  Income taxes                                        716          574
  Advances and billings in excess of
    related costs                                   1,159        1,251
  Notes payable and long-term debt:
    Aerospace segments                              1,302        1,625
    Financial services and other segment            1,420        1,513
                                                 ---------    ---------
                                                    8,413        8,541

Minority Interest                                      72           72

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1994, 39.5 shares; 1993, 39.3 shares               40           39
  Additional capital                                  355          335
  Retained earnings                                 3,288        3,043
  Translation of foreign currency statements           (4)          (4)
  Unearned compensation                               (10)           -
                                                 ---------    ---------
                                                    3,669        3,413
                                                 ---------    ---------
Total Liabilities and Shareholders' Equity       $ 12,154     $ 12,026
                                                 =========    =========

- --------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      MCDONNELL DOUGLAS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Millions of dollars)

SIX MONTHS ENDED JUNE 30                             1994         1993
                                                   -------      -------
                                                       (Unaudited)
OPERATING ACTIVITIES
  Earnings from continuing operations              $  272       $  349
  Adjustments to reconcile earnings to net
    cash provided by operating activities:
      Depreciation and amortization                   142          144
      Gain on sale of assets                          (20)          (4)
      Pension income                                  (66)         (69)
      Non-cash retiree health care costs                5           18
      Postretirement benefit curtailment                -          (70)
      Change in operating assets and liabilities      332         (208)
                                                   -------      -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         665          160

INVESTING ACTIVITIES
  Property, plant and equipment acquired              (59)         (25)
  Finance receivables and property on lease            65          120
  Proceeds from sale of discontinued business           -          181
  Proceeds from sale of assets                         23           32
  Other                                               (18)         (45)
                                                   -------      -------
    NET CASH PROVIDED BY INVESTING ACTIVITIES          11          263

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                           28          (58)
  Debt having maturities more than 90 days:
    New borrowings                                    280           17
    Repayments                                       (724)        (496)
  Minority Interest                                     -           74
  Payments from ESOP - net                              -           28
  Proceeds of stock options exercised                   2            2
  Dividends paid                                      (27)         (27)
                                                   -------      -------
    NET CASH USED BY FINANCING ACTIVITIES            (441)        (460)
                                                   -------      -------
    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                     235          (37)

Cash and cash equivalents at beginning of year         86           82
                                                   -------      -------
Cash and cash equivalents at end of period         $  321       $   45
                                                   =======      =======

- --------------------
The accompanying notes are an integral part of the consolidated financial statements.

                      MCDONNELL DOUGLAS CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1994
                      (Millions of dollars)

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

During the negotiation of the replacement agreement, MDC continued to sell, and the original financial institution continued to purchase, participation interests. At June 30, 1994 and December 31, 1993, accounts receivable are net of $79 million and $100 million, respectively, representing receivable interests sold.

4.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                         June 30       December 31
                                           1994            1993
                                      ------------    ------------
Government contracts in process         $ 6,027         $ 6,347
Commercial products in process            4,151           4,005
Material and spare parts                    849             873
Progress payments to subcontractors       1,317           1,362
Progress payments received               (6,494)         (6,813)
                                        --------        --------
                                        $ 5,850         $ 5,774
                                        ========        ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue which is currently not billable.

The Navy on January 7, 1991, notified MDC and General Dynamics Corporation (the
Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. On June 7, 1991, the Team filed a legal action to contest the Navy's default termination, assert its rights to convert the termination to one for "the convenience of the Government," and obtain payment for work done and costs incurred on the A-12 contract, but not paid to date. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the United States Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. The Government, which extended the December 1, 1993 review beyond the time to which MDC and GD agreed, has not advised the contractors of the results of that review. On February 15, 1994, the U.S. Court of Federal Claims entered an Order deferring rulings on the merits of the legal action to July 21, 1994, to enable the parties to pursue settlement negotiations, among other things, conditioned on an undertaking made by the Government that it would not seek to terminate the deferment agreement in the interim. The Order expired on July 21, 1994. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms.

At June 30, 1994, Contracts in Process and Inventories include approximately $517 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, is based on MDC's belief that the termination for default will be converted to a termination for convenience, that the Team will recover a minimum of $250 million in claims, that there is a range of reasonably possible results on termination for convenience and that it is prudent to provide for what MDC believes is the upper range of possible loss on termination for convenience, namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of June 30, 1994, as a result of termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default is contrary to law and fact, that the default is excusable, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government and that, subject to prevailing that the termination is properly one for the convenience of the Government, the probable recovery on the claims is not less than $250 million.

If, contrary to MDC's belief, the termination is not deemed to be for the convenience of the Government, it is estimated that an additional loss would be incurred which could amount to approximately $1.2 billion.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T-45A, and to provide training systems. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At June 30, 1994, Contracts in Process and Inventories include costs for the related contracts of $164 million. Realization of this amount is dependent in part on (i) costs to complete these contracts not exceeding present estimates and (ii) realization of expected amounts of recovery on claims filed with respect to these contracts. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993 the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims filed with the Navy. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $151 million would be required on the related development and low rate initial production contracts.

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

During the fourth quarter of 1993, MDC recorded a $450 million pre-tax charge associated with the business settlement arranged with the DoD and with cost growth on the development and initial production lots. Based upon further definition and pricing of issues in the settlement, in the first quarter of 1994, MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. During the 1994 second quarter, MDC recognized losses in the development and initial production lots. These losses, however, were offset by increased earnings in the current production lots.

At June 30, 1994, Contracts in Process and Inventories include costs of $236 million for the fixed price type contracts for development and first ten initial production C-17 military transport aircraft for the Air Force. This balance reflects reductions for loss provisions recorded by MDC. The estimated value of these contracts at completion includes $208 million of claim revenues expected to be collected as part of the settlement.

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. The estimated costs at completion of the combined C-17 contracts, excluding general and administrative costs and other period costs, exceed the estimated revenue of the combined contracts. During 1992, MDC recorded loss provisions in the amounts by which estimated costs on the combined contracts, excluding general and administrative costs and other period costs, exceeded estimated revenues from the remaining work on the contracts.

The Air Force continues to reduce payments to MDC under the C-17 contracts, largely due to the DoD projecting production costs at completion in excess of MDC's estimate at completion. In addition, during 1992 the Air Force questioned MDC's segregation of certain C-17 engineering costs between full scale engineering development (FSED) and production lots. Pending resolution of the segregation question, for progress payment purposes the Air Force has reclassified to FSED a substantial portion of sustaining engineering costs applied by MDC to production lots. As of June 30, 1994, the Air Force had withheld approximately $303 million from MDC's payment requests on the C-17 contracts principally as a result of higher cost estimates and the sustaining engineering reclassification. The portion of this amount associated with the sustaining engineering reclassification is $59 million, and is included in the provision for the C-17 business settlement.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at June 30, 1994, includes net deferred production costs of $1.324 billion and unamortized tooling of $257 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Under the current costing percentage, an estimated $1.1 billion of current and future deferred costs will be recovered from firm orders received after June 30, 1994.

As of June 30, 1994, MDC had delivered 119 MD-11 aircraft and has 53 aircraft on firm order. In addition, MDC has 92 options and reserves representing potential future orders for the MD-11. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at June 30, 1994, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.

5.   Income Taxes

In November 1991, MDC settled tax years 1977-1985 with the Internal Revenue Service (IRS). The settlement resulted in net earnings of $32 million in 1991 and a substantial future obligation payable upon completion of the 1986-1989 IRS audit. During 1993, this obligation was reduced by the resolution with the IRS of certain accounting method and tax credit issues. The resolution of these issues for the 1986-1989 tax period resulted in net earnings of $158 million in 1993, of which $99 million was recognized in the first six months of 1993. Excluding the after-tax benefit of the related reduction in accrued interest, the resolution of such issues resulted in a $75 million federal tax benefit for the year 1993, of which $53 million was recognized in the first six months of 1993. Payment of the tax and interest obligation for the 1986-1989 tax period approximates $200 million and is expected to be made during the third quarter of 1994. Taxes and interest related to this payment have been provided.


6.   Debt & Credit Arrangements

Aerospace Credit Agreements

At June 30, 1994, MDC had two revolving credit agreements (RCAs) under which MDC could borrow up to $1.4 billion through April 1995. There were no amounts outstanding under the credit agreements at June 30, 1994. As of July 15, 1994 these RCAs were replaced with a new agreement under which MDC may borrow up to $1.25 billion through July 1998. Under the new credit agreement, the interest rate, at the option of MDC, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitments. The new agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens.

In August 1992, MDC commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1994, MDC has issued $132 million of medium-term notes at rates ranging from 5.3% to 7.4% due in 1994 through 1996, of which $126 million is currently outstanding. During 1993, MDC issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of June 30, 1994, $218 million of securities registered under the shelf registration remain unissued.

Financial Services Credit Agreements

At June 30, 1994, McDonnell Douglas Finance Corporation (MDFC) has a revolving credit agreement under which it can borrow a maximum of $75 million through January 31, 1995. The maximum amount available to MDFC is reduced quarterly by $25 million through January 1995. The interest rate, at the option of MDFC, is either a floating rate generally based on a defined prime rate, a fixed rate related to either LIBOR or a certificate of deposit rate, or as quoted under a competitive bid. There were no amounts outstanding under the revolving credit agreement at June 30, 1994.

At June 30, 1994, McDonnell Douglas Financial Services Corporation (MDFS), parent company of MDFC, and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $100 million, reduced by MDFS borrowings under this same agreement. The maximum borrowings under this agreement, which expires December 19, 1994, was increased from $45 million to the current level during the second quarter of 1994. By the terms of this agreement, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no outstanding borrowings under this agreement at June 30, 1994.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

In June 1993, MDFC commenced an offering of up to $250 million of its general term notes and subsequently commenced offerings of up to an aggregate of $350 million of its medium-term notes. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1994, MDFC has issued pursuant to such offerings $91 million of general term notes at rates ranging from 5.0% to 8.4% due in 1995 through 2011, $140 million of medium-term notes at fixed rates ranging from 4.6% to 6.8% due in 1995 through 1998, and an additional $150 million of medium-term notes due in 1995 through 1999 at floating rates based on LIBOR and reset quarterly.

7.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At June 30, 1994, $258 million in guarantees are outstanding, and commitments of $166 million are outstanding to lease aircraft, accept notes in payment for aircraft, or guarantee financing for customers for ordered but undelivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $88 million at June 30, 1994.

MDC is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. MDC has been identified as a potentially responsible party (PRP) at 28 sites. Of these, MDC believes that it has de minimis liability at 19 sites, including nine sites at which it believes that it has no future liability. At the nine sites at which MDC's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, MDC is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity. At June 30, 1994, the accrued liability for environmental cleanup matters at Superfund sites and on MDC's current and former operating sites is $29 million.

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

Six Months Ended June 30                    1994            1993
                                          --------        --------
Earned income                              $  98           $  94
Costs and expenses                            76              82
Net earnings                                  14               8
Dividends                                     11               -

9.   Supplementary Payment Information

Six Months Ended June 30                    1994            1993
                                          --------        --------
Interest paid                              $ 124           $ 179
Income taxes paid                              6               8

10.  Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the six month period which were 39,418,835 in 1994 and 39,218,501 in 1993.

11.  Unearned Compensation

In April 1994, MDC initiated a Performance and Equity Incentive Plan (Plan). Under the Plan, 1,900,000 shares were authorized for issuance in connection with stock options, stock appreciation rights, restricted stock, performance shares, cash awards, and other stock-based awards. As of June 30, 1994, 103,600 restricted shares of MDC common stock had been granted. Compensation is being amortized to expense over periods of three to five years, depending on the award. Unearned compensation is reflected as a component of shareholders' equity.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements, page 7, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in MDC's 1993 Annual Report to Shareholders.

Financial Condition

   General. MDC's financial statements include McDonnell Douglas Financial Services Corporation (MDFS) and McDonnell Douglas Realty Company (MDRC) on a fully consolidated basis. MDFS is the parent company of McDonnell Douglas Finance Corporation (MDFC), a diversified financial services company that has a capital structure significantly different from MDC's other business segments. The following table allocates MDC's capital structure at June 30, 1994 and December 31, 1993 between its aerospace segments (including aerospace-related obligations of MDRC in the amount of $32 million as of June 30, 1994 and $107 million as of December 31, 1993) and its financial services and other segment, which is comprised principally of MDFS, MDFC and MDRC. The debt of MDFS, MDFC and MDRC is non-recourse to MDC. See also Note 6, Debt and Credit Arrangements, page 11.

                                              Financial
                                              Services
                                 Aerospace    and Other
June 30, 1994                    Segments      Segment       Total
- -------------                   ----------    ---------     -------
(Dollar amounts in millions)

Debt                              $ 1,302      $ 1,420      $ 2,722
Equity                              3,364          305        3,669
                                  -------      -------      -------
                                  $ 4,666      $ 1,725      $ 6,391
                                  =======      =======      =======
Debt-to-equity ratio                  .39         4.66
                                  =======      =======

                                              Financial
                                              Services
                                 Aerospace    and Other
December 31, 1993                Segments      Segment       Total
- -----------------               ----------    ---------     -------
(Dollar amounts in millions)

Debt                              $ 1,625      $ 1,513      $ 3,138
Equity                              3,123          290        3,413
                                  -------      -------      -------
                                  $ 4,748      $ 1,803      $ 6,551
                                  =======      =======      =======
Debt-to-equity ratio                  .52         5.22
                                  =======      =======
The aerospace segments' debt-to-equity ratio decreased during 1994 as a result of a $323 million reduction in aerospace debt and improved earnings. MDC generated positive cash flow from operations, a portion of which was used to reduce aerospace debt during the first six months of 1994. Cash and cash equivalents of aerospace segments increased by $290 million during the first six months to $305 million at June 30, 1994.

Cash provided by operations on a consolidated basis during the first six months of 1994 and 1993 was $665 million and $160 million, respectively. Cash provided by aerospace operations of over $600 million in the first half of 1994 exceeded the 1993 amount of approximately $200 million.

Commercial Aircraft.   MDC delivered 12 MD-80 twin jets and 7 MD-11 trijets in
the first half of 1994 as compared to 24 MD-80 twin jets (including 4 under lease arrangements) and 19 MD-11 trijets in the first six months of 1993. The weakness in the commercial aircraft market, evidenced by the reduction in deliveries, is expected to continue at least during the remainder of 1994. Current commercial aircraft production plans anticipate MD-80 deliveries in the low 20's and MD-11 deliveries around 20 in 1994. Aircraft delivery delays or contract defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. Aggressive cost reduction actions have been undertaken in the commercial aircraft segment in an effort to match costs with the production rate. Employment in the commercial aircraft segment decreased from 35,418 at December 31, 1991 to 12,088 at June 30, 1994 reflecting cost reduction efforts and scheduled production rate declines.

C-17 Globemaster III. During the past several years, MDC increased its cost estimate at completion for the C-17 Globemaster III contracts for the full scale engineering development and first ten initial production aircraft. A 1993 charge of $450 million reflected the estimated impact of the C-17 settlement with the DoD and other increases in the estimated remaining cost on the development and initial production contracts. In the 1994 first quarter, additional cost growth for work yet to be completed in the development and initial production lots was largely offset by reduced cost estimates associated with the C-17 settlement. During the 1994 second quarter, MDC recognized losses in the development and initial production lots. These losses, however, were offset by increased earnings in the current production lots. Although completion of the full scale engineering and development portion of the C-17 program is approaching, MDC continues to bear additional costs in the development and initial production contracts. MDC is incurring costs, among other things, to improve the aircraft in preparation for the Operational Readiness Evaluation demonstration scheduled for 1995. In part, this evaluation will be used to gather data to determine compliance with logistical support requirements of the contracts including warranted reliability, maintainability and availability. The evaluation will also be used by the Under Secretary of Defense in his previously announced end of 1995 review of the program for future procurement of the C-17. See Note 4, Contracts in Process and Inventories, page 7, and Results of Operations, below.

A-12. MDC and General Dynamics Corporation (GD) have filed a legal action to contest the Navy's termination for default on the A-12 program. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due, with interest from January 7, 1991, from MDC and GD as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either MDC or GD such that deferment is no longer in the best interest of the Government. The Government, which extended the December 1, 1993 review beyond the time to which MDC and GD agreed, has not advised the contractors of the results of that review. On February 15, 1994, the U.S. Court of Federal Claims entered an Order deferring rulings on the merits of the legal action to July 21, 1994, to enable the parties to pursue settlement negotiations, among other things, conditioned on an undertaking made by the Government that it would not seek to terminate the deferment agreement in the interim. The Order expired on July 21, 1994. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms. However, if the agreement is not continued, MDC intends to contest collection efforts. If payments of the deferred amount were required, such payments would have a material adverse effect on MDC's cash flows. See Note 4, Contracts in Process and Inventories, page 7.

Results of Operations

Net earnings for the second quarter of 1994 were $138 million compared with the second quarter of 1993 net earnings of $113 million after excluding from 1993 unusual gains of $57 million. The unusual gains included a $43 million postretirement benefits curtailment gain and a $14 million gain from the resolution of tax issues.

Net earnings for the first six months of 1994 were $272 million. Net earnings for the first six months of 1993 were $207 million, after excluding unusual gains totaling $179 million related to resolution of tax issues, sale of McDonnell Douglas Information Systems International (MDISI), and the postretirement benefits curtailment gain.

Revenues decreased 15 percent in the second quarter and 16 percent for the first six months in 1994 as compared to 1993. The decrease in revenues in both periods of 1994 resulted principally from reduced deliveries in the commercial aircraft segment and MDC's reduced role in the downsized Space Station program. Revenues from the military aircraft segment were 11 percent higher for both periods in 1994.

The military aircraft segment had record operating earnings for both the second quarter and first six months of 1994. The missiles, space and electronic systems segment reported strong second quarter and first half operating earnings, although lower than the record levels achieved in 1993. The 1993 first quarter operating earnings for this segment included a $20 million incentive award from the U.S. Air Force for the successful completion of a series of launches of global positioning satellites. Despite decreased revenues, the commercial aircraft segment had increased operating earnings for both the second quarter and first six months of 1994 as compared with the same periods in 1993.

Aerospace interest expense in the second quarter of 1994 was $37 million, down from $57 million in the same period for 1993 after excluding from 1993 the reversal of $22 million in interest associated with the resolution of tax issues with the IRS. Aerospace interest expense for the first six months was $79 million, down from $120 million in 1993's first six months after excluding from 1993 the reversal of $74 million in interest associated with the previously mentioned tax issues. The lower interest expense reflects reduced aerospace debt.

Income taxes were $158 million in the first half of 1994, an effective tax rate of 37 percent. Excluding discontinued operations, taxes in 1993's first six months were $116 million, an effective tax rate of 25 percent. The 1993 tax provision included the reversal of $53 million in the first quarter associated with the resolution of tax issues with the IRS.

In light of declining defense spending and the continuing depressed condition of the commercial aircraft business, reported financial information by segment may not be indicative of MDC's future operating results.

                               Three Months Ended   Six Months Ended
                                     June 30             June 30
                                 1994      1993       1994     1993
                                ------    ------     ------   ------
Revenues
  Military aircraft            $ 1,916   $ 1,721    $ 3,738  $ 3,379
  Commercial aircraft              810     1,353      1,399    2,601
  Missiles, space and
    electronic systems             447       666        892    1,309
  Financial services and other      74        67        167      133
                               --------  --------   -------- --------
  Operating revenues             3,247     3,807      6,196    7,422

  Non-operating income               3         3          7        5
                               --------  --------   -------- --------
  Total Revenues               $ 3,250   $ 3,810    $ 6,203  $ 7,427
                               ========  ========   ======== ========
Earnings
  Military aircraft            $   153   $   118    $   319  $   217
  Commercial aircraft               24        12         27       24
  Missiles, space and
    electronic systems              80        99        140      197
  Financial services and other       2         5         32       11
                               --------  --------   -------- --------
    Operating earnings from
      continuing operations        259       234        518      449

  Discontinued operations,
    net of income taxes              -         -          -       37
  Corporate and other               (2)       (4)        (9)      (8)
  Postretirement benefit
    curtailment                      -        70          -       70
  Interest expense                 (37)      (35)       (79)     (46)
  Income taxes                     (82)      (95)      (158)    (116)
                               --------  --------   -------- --------
  Net Earnings                 $   138   $   170    $   272   $  386
                               ========  ========   ======== ========

Military Aircraft

Operating revenues increased 11% for both the second quarter and first six months of 1994 compared to the same periods in 1993. Increased revenues are primarily the result of increased activity in the F/A-18 and C-17 production contracts. Revenues were also higher in the AV-8B production program. These increases were partially offset by decreased revenues for the F-15, T-45 and AH-64 Apache programs.

The military aircraft segment had second quarter operating earnings of $153 million, compared with $118 million in 1993's second quarter. The F/A-18 program reported stronger earnings due to increased activity on the C/D models and excellent performance on the E/F development program. The C-17 program had a slight profit for the second quarters of 1994 and 1993. The 1994 second quarter amount was lower than the earnings achieved in the 1994 first quarter as second quarter increased earnings in the current production contracts were offset by losses in the development and initial production contracts. Although completion of the full scale engineering and development portion of the C-17 program is approaching, McDonnell Douglas continues to bear additional costs in the development and initial production contracts. McDonnell Douglas is incurring costs, among other things, to improve the aircraft in preparation for the Operational Readiness Evaluation demonstration scheduled for 1995. In part, this evaluation will be used to gather data to determine compliance with logistical support requirements of the contracts including warranted reliability, maintainability and availability.

Operating earnings for the segment in the first six months of 1994 were $319 million, compared with $217 million in the first six months of 1993. Increased earnings came predominantly from the F/A-18 program and to a lesser extent from the C-17 program.

Commercial Aircraft

The commercial aircraft segment had second quarter operating earnings of $24 million, compared with $12 million in 1993's second quarter. Earnings for the first six months of 1994 were $27 million, compared with $24 million in the same period of 1993. These improved earnings were achieved despite a 40% reduction in revenues during the second quarter and a 46% reduction for the first six months of 1994, compared with the 1993 similar periods, reflecting reduced aircraft deliveries and the overall softness in the commercial aircraft market. Improved earnings were achieved through continued overhead reductions and improvements in productivity.

MDC delivered eight MD-80 twin jets in the second quarter and 12 in the first six months of 1994, as compared to 13 in the second quarter and 24 in the first six months of 1993. Included in the 1993 deliveries were four aircraft leased to customers, of which two occurred in each of the first two quarters. MDC delivered four MD-11 trijets in the second quarter and seven in the first six months of 1994, as compared to 10 in the second quarter and 19 in the first six months of 1993.


Missiles, Space and Electronic Systems

Operating revenues totaled $447 million in the second quarter of 1994, down from $666 million in the same period of 1993. Operating revenues were $892 million for the first six months of 1994, down from $1.309 billion in the first six months of 1993. Decreased revenues are primarily due to lower volume on the downsized Space Station program and the winding down of the Advanced Cruise Missile program. Revenues also decreased on several electronic systems, missiles, and space transportation programs.

The missiles, space and electronic systems segment had second quarter operating earnings of $80 million compared with $99 million in 1993's second quarter. Earnings in the first six months of 1994 were $140 million, down from $197 million in the first six months of 1993. Last year's first quarter earnings included a $20 million incentive award for achieving 100% launch success on a Delta Global Positioning Satellite contract for the U.S. Air Force.

Financial Services

Operating earnings in the financial services and other segment were $2 million for the 1994 second quarter, a $3 million decrease over the same period in 1993. These lower earnings were largely the result of a $4 million charge in 1994's second quarter related to the early retirement of long-term debt. Earnings for the first six months of 1994 totaled $32 million, compared with $11 million in the first six months of 1993. The 1994 first quarter included a $20 million pre-tax gain from the sale of commercial real estate by MDRC. The 1994 operating earnings were also higher due to lower interest and debt expense, an operating expense of the segment.

Discontinued Operations

The 1993 discontinued operations include the first quarter gain related to the sale of MDISI.

Liquidity

As detailed in the following discussion, MDC believes that it has sufficient sources of capital to meet anticipated needs. In addition to the discussion in this section which follows, see also A-12, page 16, for a discussion of the A-12 deferment status.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At June 30, 1994, MDC had two revolving credit agreements aggregating $1.4 billion, which were scheduled to terminate April 30, 1995. At June 30, 1994, there were no amounts outstanding under the credit agreements. As of July 15, 1994, these RCAs were replaced with a new agreement under which MDC may borrow up to $1.25 billion through July 1998.

In August 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the SEC. As of June 30, 1994, $218 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements.

On June 17, 1994, Standard and Poor's raised its rating on the commercial paper of MDC and MDFC to A-2 from A-3. At the same time Standard and Poor's affirmed MDC's and MDFC's senior long-term debt credit rating at BBB. It also affirmed MDFC's subordinated debt credit rating at BBB- and medium-term notes credit rating at BBB.

On March 31, 1994, Moody's Investors Service Inc. raised its ratings of MDC and MDFC debt. MDC's senior debt rating was raised to Baa-3 from Ba-2, while the short-term debt rating for commercial paper was upgraded to Prime-3 from Not Prime. Ratings on the senior debt of MDFC were increased to Baa-3 from Ba-1 and on subordinated debt to Ba-2 from Ba-3.

During 1993, MDC received an initial investment grade rating from Duff & Phelps Credit Rating Co. of BBB- to MDC's senior unsecured debt while MDFC received ratings of BBB and BBB- to its senior unsecured debt and subordinated debt, respectively. In March 1994, Duff & Phelps placed MDC on the Ratings Watch-Up list for a possible upgrade of its debt ratings.

Taxes. MDC is currently under audit by the IRS for tax years 1986-1989. Issues resolved in the IRS settlement of the tax years 1977-1985 will impact results of the current IRS audit. During 1993, MDC resolved several issues with the IRS related to prior years' taxes. The resolution of these issues resulted in net earnings of $158 million in 1993. Excluding the after-tax benefit of the related reduction in accrued interest, the resolution of such issues resulted in a $75 million federal tax benefit. Payment of the tax and interest obligation for the 1986-1989 tax period approximates $200 million and is expected to be made during the third quarter of 1994. Taxes and interest related to the payment for the 1986-1989 tax period have been provided. See Note 5, Income Taxes, page 11.

C-17 Settlement. As previously discussed, during January 1994 MDC reached a settlement with the DoD which covered a range of issues related to the C-17 military aircraft program. The settlement is subject to congressional authorization and appropriations. The settlement is not expected to have any significant adverse cash impact.

Commercial Aircraft Financing. Difficulties in the commercial aircraft industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 7, Commitments and Contingencies, page 12, MDC also has outstanding guarantees of $258 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees will have a material adverse effect upon its financial condition. In addition, some existing commercial aircraft contracts contain provisions requiring MDC to repurchase used aircraft at the option of the commercial customers. In view of the current market conditions for used aircraft, MDC's earnings and cash flows could be adversely impacted by the exercise of such options. However, it is not anticipated that the existence of such repurchase obligations will have a material adverse effect on cash flow or financial position.

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by a foreign carrier. During March 1994, this carrier notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations, and requested a "standstill" agreement to protect itself from default remedies for sixty days. Restructuring discussions were initiated with the carrier during the second quarter.

Financial Services. The financial services and other segment debt on June 30, 1994 was $1.420 billion, down from $1.513 billion at December 31, 1993. MDFS, through its MDFC subsidiary, has traditionally obtained cash from operating activities, placement of term debt, issuances of commercial paper, and the normal run-off of its portfolio to fund its operations. In June 1993, MDFC commenced an offering of up to $250 million of its general term notes, its first public debt offering since 1990, and subsequently commenced offerings of up to an aggregate of $350 million of its medium-term notes. As of June 30, 1994, approximately $91 million associated with the June 1993 offering and $290 million associated with the medium-term notes offerings had been sold.

MDFC has also used, and in the future anticipates using, cash provided by operations, borrowings under bank credit lines and the normal run-off of its portfolio as its primary sources of funding. MDFC anticipates using proceeds from the issuance of additional public debt to fund future growth.


Business and Market Considerations

General

MDC is a major participant in both the defense and commercial aerospace industries. MDC has a wide range of programs in production and development, and is the world's leading producer of military aircraft. Since 1987, MDC has been the largest U.S. defense contractor, based on the DoD's list of prime contract awards and one of the larger NASA prime contractors based on prime contracts awarded. MDC was the second largest defense contractor in 1993, as indicated in a report published by "Defense News" based on 1993 defense revenues. MDC is one of the three principal manufacturers of large commercial transport aircraft outside the former Soviet Union.

Downsizing has had and continues to have a negative impact on the utilization of MDC's facilities and capacity, and on labor costs due to inefficiencies caused by the reassignment of workers as a result of layoffs. During 1992, MDC consolidated its six government aerospace companies into one division and since then has closed or announced plans to close several of its manufacturing facilities to streamline operations and create greater efficiencies. MDC also communicated its strategy to concentrate on its principal aerospace businesses, and as a result sold non-core business assets to implement this strategy. As a result of this strategy, MDC completed the sale of its Visual Simulation Systems
(VSS) business in January 1993, and in March 1993 sold its remaining information technology business, MDISI, to a group of investors in the United Kingdom. MDC continues to pursue a possible strategic alliance with organizations throughout the world in order to enhance its commercial aircraft business.

Employment levels were reduced 5% in the first six months of 1994 to 66,346 as a result of further streamlining of MDC's government aerospace companies and reduced production on several major programs. MDC has continued its aggressive asset management plan of reducing accounts receivable, inventory and work in process levels, as well as reducing facilities commensurate with the levels of ongoing business.

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the second quarter of 1994 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1993 Annual Report to Shareholders and in MDC's quarterly report on Form 10-Q for the quarterly period ended March 31, 1994.

Military Aerospace Business

C-17 Globemaster III. In April 1994, the C-17 program successfully completed ground static qualification testing. The static testing program subjected critical portions of the airframe to forces greater than would ever be expected in actual service. Completion of static testing on April 1, 1994 represents a major program achievement. On April 6, 1994, a C-17 transport successfully completed its first design service lifetime or 30,000 hours of durability testing. The one lifetime reached is the halfway point in a contract calling for durability testing to two design service lifetimes or 60,000 hours. During the durability testing a C-17 airframe is subjected to simulated flight loads and conditions expected to be encountered in two lifetimes of service with the U.S. Air Force.

The eleventh, twelfth and thirteenth production aircraft, P-11, P-12 and P-13, were delivered to the Air Force in April, May and June 1994, respectively. With delivery of these aircraft, three of the four C-17s in the Lot IV procurement have been delivered. To date, the Air Force has taken delivery of fourteen C-17s with eight aircraft in operational service. The next two production aircraft, P-14 and P-15, are over 90% complete and are scheduled for delivery in the third quarter. On June 3, 1994, MDC and the Air Force finalized the pricing and terms of sale for the C-17 Lot VI FY94 contract, which calls for the Air Force to purchase six production aircraft.

For additional information regarding Government claims and inquiries on the C-17 program, see also "Government Business Audits, Reviews and Investigations," page 26.

F-15 Eagle. On April 11, 1994, President Clinton notified Congress of his approval for the sale of 25 F-15s to Israel. On May 12, 1994, the governments of the United States and Israel signed a letter of offer and acceptance, authorizing MDC to produce 21 F-15 Eagles for the Israeli Air Force with an option for an additional four. Delivery of the F-15s will begin in 1997.

F-18 Hornet. During June 1994, the F/A-18E/F Hornet successfully passed its critical design review, enabling the Navy's advanced strike fighter upgrade to proceed on schedule toward its first flight in December 1995. Government evaluators participating in the review determined that the F/A-18E/F's design meets or exceeds all of its technical, reliability, and maintainability requirements and that the strike fighter's development is on schedule and within budget. Evaluators rated the aircraft's development low risk.

AV-8B Harrier. During the second quarter of 1994, the U.S. Navy and MDC signed a contract for the remanufacture of four Harrier II Plus aircraft for fiscal 1994. These four aircraft mark the beginning of a planned program to remanufacture 73 aircraft. Under this program, day-attack Harriers will receive new fuselages, APG-65 multi-mode radars, night attack systems, and higher thrust engines. The result is expected to yield a significantly more effective aircraft at significant cost savings over the production of an all-new aircraft.

In June 1994, MDC delivered the first three radar-equipped Harrier II Plus aircraft to the Italian navy. Sixteen Harrier II Plus aircraft, produced in cooperation with the U.S., will be delivered to the Italian navy between 1994 and 1997. Final assembly of the remaining thirteen aircraft will be conducted in Italy by Alenia.

T45TS. Upon the recent successful completion of a comprehensive operational evaluation (OPEVAL), the Navy has recommended that the T45TS be approved for fleet introduction. The two phase OPEVAL, which began in October 1993, consisted of a series of flight tests and technical evaluations to determine the operational effectiveness and operational suitability of the T45TS, and its readiness for fleet introduction.

AH-64 Apache. In June 1994, the United Arab Emirates (U.A.E.) signed a letter of offer and acceptance with the U.S. Army for ten additional AH-64A Apache combat helicopters. The U.A.E. had previously ordered 20 Apaches of which six have been delivered. The ten U.A.E. helicopter follow-on request will be produced along with a U.S. Army order for ten Apaches funded in the DoD's FY94 appropriation. The 20 aircraft for the Army and U.A.E. will extend production deliveries into late 1996.

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

Tomahawk. MDC and Hughes Missiles Systems Company (Hughes) have submitted proposals to the Navy to become the exclusive contractor for the Tomahawk Cruise Missile. The Government plans to select either MDC or Hughes for FY94-98 missile production, depot maintenance and preflight/post flight operations in addition to a requirement for the development of the Block IV Tomahawk missile. The selection of MDC or Hughes as the exclusive contractor is expected during the third quarter.

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

Delta Clipper. In May 1994, MDC received a $3.5 million contract from the Ballistic Missile Defense Organization (BMDO) for continuation of the flight test program. The flight test program resumed on June 20, 1994 with the completion of the fourth flight of the DC-X. During the fifth flight test on June 27, 1994, an explosion at takeoff caused damage to the vehicle. The DC-X, however, continued through its flight sequence and landed safely. MDC and BMDO are currently discussing the repair of the vehicle and continuation of the flight test program. Recently, MDC and NASA signed a cost-sharing agreement to jointly fund a $25 million program to modify the DC-X for testing of advanced lightweight materials and propulsion systems.

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

On February 16, 1994, Saudi Arabian Airlines announced its intention of purchasing a total of 50 commercial airliners from MDC and Boeing. Negotiations with Saudia are in process; however, the number and types of aircraft have not yet been finally determined. No firm orders were received from Saudia or other airlines or leasing customers during the first half of 1994; however, in July 1994, Martinair Holland announced one new order and two options for the freighter version of the MD-11.

On April 19, 1994 Alaska Airlines announced that it was replacing firm orders for 10 MD-90 twin jets with orders for 4 MD-80 twin jets to be delivered during 1995 and 1996. The MD-90s had been scheduled for delivery in 1996 and 1997. In addition, the airline announced that it would not exercise 20 options for the MD-90.

On June 30, 1994, MDC and GD agreed to terminate their contract for the production of fuselage sections for the MD-11 jetliner. The agreement transfers responsibility for the MD-11 fuselage production to MDC over the next 18 months. Under the agreement, GD will increase production of MD-11 fuselage sections to build additional inventory and assist in the transfer process. MDC plans to move the work to a new location, with a decision on the location to be made later this year.

During the second quarter the MD-90 jetliner completed U.S. Federal Aviation Administration (FAA) noise certification testing and demonstrated that the twin-engine aircraft is substantially quieter than any other in its class. The MD-90 is currently on schedule to obtain type certification from the FAA in November. Delivery of the first of the intermediate-range twin jets is scheduled for February 1995.

In July 1994, MDC began to solicit airline orders for a new 100-seat, medium range twin-jet, called the MD-95, proposed to serve airline needs on routes with relatively light traffic or where demand for frequent departures limits the number of passengers on each flight. Formal launch of the MD-95 is subject to meeting certain launch criteria.

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

In March 1991, the Securities and Exchange Commission (SEC) issued a Formal Order of Private Investigation (the "1991 SEC Investigation") looking into whether MDC violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with disclosures about and accounting for the A-12. In February 1993, the SEC issued subpoenas requesting additional information and broadened its inquiry to include the C-17 and possibly other programs. MDC believes that it has properly reported and disclosed information and accounted for its programs in accordance with generally accepted accounting principles.

In January 1993, the DoD Inspector General (IG) completed an inquiry into an allegation of favoritism and advantageous treatment accorded MDC by the DoD in connection with the C-17 Globemaster III program. The IG's report questioned contracting actions and payments by the U.S. Air Force and related information provided by the U.S. Air Force and MDC personnel. MDC believes that it properly reported and disclosed information relative to the C-17 contract and that it properly submitted bills to and was paid by the U.S. Air Force in accordance with DoD rules then in effect for work performed. In April 1993, the Air Force issued an extensive report responding to the allegations made by the IG. Although the Air Force report reflected the difference between the parties concerning the segregation and payment of certain C-17 engineering costs, the report concluded that there was no illegal or improper plan or actions taken to provide payments to MDC and that the integrity of the acquisition system had not been compromised. In a November 1993 reply, the IG reasserted his conclusion that there had been an Air Force plan to assist MDC that exceeded the limits of what was permissible.

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

The settlement covered issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. The settlement also stipulated that MDC will expend additional funds in an effort to achieve product and systems improvements. See also Note 4, Contracts in Process and Inventories, page 7.


PART II  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of MDC's shareholders was held on Friday, April 22, 1994.

    (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities
         Exchange Act of 1934, (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

    (c) The following is a brief description of matters voted upon at the meeting:

         Five Directors were elected at the annual meeting.
         Beverly B. Byron: 31,939,245 shares were voted for election and 2,238,951 shares were withheld. William H. Danforth,
         M.D.: 33,095,454 shares were voted for election and 1,082,742 shares were withheld. Kenneth M. Duberstein:
         33,117,980 shares were voted for election and 1,060,216 shares were withheld. John F. McDonnell: 32,879,332 shares were voted for election and 1,298,864 shares were withheld. Ronald L. Thompson: 33,099,585 shares were voted for election and 1,078,611 shares were withheld.

         The shareholders considered a proposal to approve the McDonnell Douglas Corporation 1994 Performance and Equity Incentive Plan. This proposal was approved; 25,481,157 shares were voted for the proposal, 8,338,901 shares were voted against it, 356,784 shares were abstained, and 4,403 shares were not voted.

         The shareholders considered a proposed amendment and restatement of MDC's Charter to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 shares. This proposal was approved; 28,795,826 shares were voted for the proposal, 5,130,335 shares were voted against it, 254,131 shares were abstained, and 953 shares were not voted.

         A proposal to reapprove the continuation of the Employee Savings Plan of McDonnell Douglas Corporation--Salaried Plan was presented to the shareholders. This proposal was approved; 33,321,477 shares were voted for the proposal, 710,676 shares were voted against it, 148,331 shares were abstained, and 761 shares were not voted.

         The Board of Directors selected Ernst & Young as independent auditors to audit the financial statements of MDC and its subsidiaries for 1994, subject to ratification by the shareholders. The selection was approved: 33,217,333 shares were voted for the proposal, 643,253 shares were voted against it, 319,576 shares were abstained, and 1,083 shares were not voted.

         A shareholder proposal asked that the Board of Directors, within one year of the 1994 Annual Meeting, provide all shareholders with a report of any efforts taken toward conversion of its military-oriented businesses to commercial endeavors. This proposal was defeated; 1,696,354 shares were voted for the proposal, 28,805,436 shares were voted against it, 794,734 shares were abstained, and 2,884,721 shares were not voted.

         A shareholder proposal requested that MDC establish a Nominating Committee to recommend candidates to stand for election to MDC's Board of Directors and that the Committee be comprised solely of independent directors as defined in the proposal. This proposal was defeated; 8,562,957 shares were voted for the proposal, 21,692,015 shares were voted against it, 1,041,249 shares were abstained, and 2,885,024 shares were not voted.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         (99)  Computation of Ratio of Earnings to Fixed Charges.

    (b)  Reports on Form 8-K

         None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                    MCDONNELL DOUGLAS CORPORATION
                                          (Registrant)





Date:    August 12, 1994             /s/ R. L. Brand
      --------------------          -------------------------------
                                    R. L. Brand
                                    Vice President and Controller
                                      and Registrant's Authorized
                                      Officer



/TEXT