Form 10-Q
period 1994-09-30
MCDONNELL DOUGLAS CORP
filed 1994-11-14
CIK 63917

                               FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1994
                               ----------------------------------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------       -----------------

Commission file number    1-3685
                         ----------------------------------------------

                      MCDONNELL DOUGLAS CORPORATION
- -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Maryland                           43-0400674
- --------------------------------   ------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


               Post Office Box 516, St. Louis, MO  63166
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

       Yes   X    No      .
          ------    ------
==========================================================================
Common shares outstanding at October 31, 1994 - 39,562,299 shares

TABLE OF CONTENTS
- -----------------



PART I    FINANCIAL INFORMATION                                  Page
          ---------------------                                  ----

   ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                3-4

               CONSOLIDATED BALANCE SHEET                        5

               CONSOLIDATED STATEMENT OF CASH FLOWS              6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        7-15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS       16-30




PART II   OTHER INFORMATION
          -----------------

   ITEM 1.  LEGAL PROCEEDINGS                                     31

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                      31

PART I  FINANCIAL INFORMATION
        ---------------------
ITEM 1. FINANCIAL STATEMENTS



                     MCDONNELL DOUGLAS CORPORATION
                  CONSOLIDATED STATEMENT OF EARNINGS
               (Millions of dollars, except share data)



THREE MONTHS ENDED SEPTEMBER 30                     1994         1993
                                                  --------     --------
                                                       (Unaudited)

Revenues                                          $ 3,461      $ 3,428

Costs and expenses:
  Cost of products, services and rentals            2,950        2,949
  General and administrative expenses                 150          155
  Research and development                             76           82
  Interest expense:
    Aerospace segments                                 23           (8)
    Financial services and other segment               29           32
                                                  --------     --------
      Total Costs and Expenses                      3,228        3,210
                                                  --------     --------
    EARNINGS BEFORE INCOME TAXES                      233          218

Income taxes                                           72           76
                                                  --------     --------
    NET EARNINGS                                  $   161      $   142
                                                  ========     ========
EARNINGS PER SHARE                                $  4.07      $  3.62
                                                  ========     ========
DIVIDENDS DECLARED PER SHARE                      $   .35      $   .35
                                                  ========     ========









- ---------------------
The accompanying notes are an integral part of the consolidated financial statements.

                     MCDONNELL DOUGLAS CORPORATION
                  CONSOLIDATED STATEMENT OF EARNINGS
               (Millions of dollars, except share data)



NINE MONTHS ENDED SEPTEMBER 30                      1994         1993
                                                  --------     --------
                                                       (Unaudited)

Revenues                                          $ 9,664      $10,855

Costs and expenses:
  Cost of products, services and rentals            8,082        9,347
  General and administrative expenses                 490          504
  Research and development                            236          256
  Postretirement benefit curtailment                    -          (70)
  Interest expense:
    Aerospace segments                                102           38
    Financial services and other segment               91           97
                                                  --------     --------
      Total Costs and Expenses                      9,001       10,172
                                                  --------     --------
    EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                             663          683

Income taxes                                          230          192
                                                  --------     --------
    EARNINGS FROM CONTINUING OPERATIONS               433          491

Discontinued operations, net of income taxes            -           37
                                                  --------     --------
    NET EARNINGS                                  $   433      $   528
                                                  ========     ========
EARNINGS PER SHARE:

  Continuing operations                           $ 10.98      $ 12.53
  Discontinued operations                               -          .93
                                                  --------     --------
                                                  $ 10.98      $ 13.46
                                                  ========     ========
DIVIDENDS DECLARED PER SHARE                      $  1.05      $  1.05
                                                  ========     ========



- -----------------------
The accompanying notes are an integral part of the consolidated financial statements.

                     MCDONNELL DOUGLAS CORPORATION
                      CONSOLIDATED BALANCE SHEET
                   (Millions of dollars and shares)

                                                  SEP 30       DEC 31
                                                   1994         1993
                                                 --------     --------
                                               (Unaudited)
ASSETS

  Cash and cash equivalents                      $    262     $     86
  Accounts receivable                                 710          555
  Finance receivables and property on lease         2,068        2,357
  Contracts in process and inventories              5,907        5,774
  Property, plant and equipment                     1,628        1,750
  Other assets                                      1,514        1,504
                                                 ---------    ---------
Total Assets                                     $ 12,089     $ 12,026
                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable and accrued expenses          $  2,441     $  2,190
  Accrued retiree benefits                          1,324        1,388
  Income taxes                                        685          574
  Advances and billings in excess of
    related costs                                   1,143        1,251
  Notes payable and long-term debt:
    Aerospace segments                              1,285        1,625
    Financial services and other segment            1,321        1,513
                                                 ---------    ---------
                                                    8,199        8,541

Minority Interest                                      72           72

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1994, 39.5 shares; 1993, 39.3 shares               40           39
  Additional capital                                  355          335
  Retained earnings                                 3,435        3,043
  Translation of foreign currency statements           (3)          (4)
  Unearned compensation                                (9)           -
                                                 ---------    ---------
                                                    3,818        3,413
                                                 ---------    ---------
Total Liabilities and Shareholders' Equity       $ 12,089     $ 12,026
                                                 =========    =========
- ----------------------
The accompanying notes are an integral part of the consolidated financial statements.

                     MCDONNELL DOUGLAS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                         (Millions of dollars)

NINE MONTHS ENDED SEPTEMBER 30                      1994         1993
                                                  --------     --------
                                                        (Unaudited)
OPERATING ACTIVITIES
  Earnings from continuing operations              $  433       $  491
  Adjustments to reconcile earnings
    from continuing operations to net
    cash provided by operating activities:
      Depreciation and amortization                   210          228
      Gain on sale of assets                          (26)          (4)
      Pension income                                  (99)        (104)
      Postretirement benefit curtailment                -          (70)
      Non-cash retiree health care costs                9           18
      Change in operating assets and liabilities      180         (233)
                                                   -------      -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         707          326

INVESTING ACTIVITIES
  Property, plant and equipment acquired              (82)         (48)
  Finance receivables and property on lease            54          215
  Proceeds from sale of discontinued business           -          181
  Proceeds from sale of assets                         24           32
  Other                                                43           38
                                                   -------      -------
    NET CASH PROVIDED BY INVESTING ACTIVITIES          39          418

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                          (53)        (475)
  Debt having maturities more than 90 days:
    New borrowings                                    450          162
    Repayments                                       (929)        (556)
  Minority Interest                                     -           75
  Payments from ESOP - net                              -           36
  Proceeds of stock options exercised                   3            4
  Dividends paid                                      (41)         (41)
                                                   -------      -------
    NET CASH USED BY FINANCING ACTIVITIES            (570)        (795)
                                                   -------      -------
    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                     176          (51)

Cash and cash equivalents at beginning of year         86           82
                                                   -------      -------
Cash and cash equivalents at end of period         $  262       $   31
                                                   =======      =======
- --------------------
The accompanying notes are an integral part of the consolidated financial statements.

                     MCDONNELL DOUGLAS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1994
                         (Millions of dollars)




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

During the negotiation of the replacement agreement, MDC continued to sell, and the original financial institution continued to purchase, participation interests. At September 30, 1994 and December 31, 1993, accounts receivable are net of $79 million and $100 million, respectively, representing receivable interests sold.

4.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                          September 30    December 31
                                           1994            1993
                                       ------------    -----------
Government contracts in process         $ 5,977         $ 6,347
Commercial products in process            4,243           4,005
Material and spare parts                    789             873
Progress payments to subcontractors       1,351           1,362
Progress payments received               (6,453)         (6,813)
                                        --------        --------
                                        $ 5,907         $ 5,774
                                        ========        ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue which is currently not billable.

The Navy on January 7, 1991, notified MDC and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. On June 7, 1991, the Team filed a legal action to contest the Navy's default termination, assert its rights to convert the termination to one for "the convenience of the Government," and obtain payment for work done and costs incurred on the A-12 contract, but not paid to date. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the United States Court of Federal Claims or negotiated settle-ment, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms.

At September 30, 1994, Contracts in Process and Inventories include approximately $540 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, is based on MDC's belief that the termination for default will be converted to a termination for convenience, that the Team will recover a minimum of $250 million in claims, that there is a range of reasonably possible results on termination for convenience and that it is prudent to provide for what MDC believes is the upper range of possible loss on termination for convenience, namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of September 30, 1994, as a result of termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default is contrary to law and fact, that the default is excusable, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government and that, subject to prevailing that the termination is properly one for the convenience of the Government, the probable recovery on the claims is not less than $250 million.

If, contrary to MDC's belief, the termination is not deemed to be for the convenience of the Government, it is estimated that an additional loss would be incurred which could amount to approximately $1.2 billion.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the T-45 Training System which included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T-45A. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At September 30, 1994, Contracts in Process and Inventories include costs for the related contracts of $162 million. Realization of this amount is dependent in part on (i) costs to complete these contracts not exceeding present estimates and (ii) realization of expected amounts of recovery on claims filed with respect to these contracts. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993 the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims filed with the Navy. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $154 million would be required on the related development and low rate initial production contracts.

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

The settlement covered many issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. Terms of the settlement also stipulate that MDC will expend funds on new or modified systems and on product improvements. During the third quarter of 1994, the C-17 settlement was given congressional approval in the FY95 defense authorization and appropriations bills, subject to certain limitations on the Air Force's ability to obligate settlement funds. The Air Force and the DoD are in the process of complying with the legislation. MDC and the Air Force are developing contractual modifications and agreements to implement the settlement. While some aspects of the compliance process are ongoing, MDC and the Air Force will execute the contract modifications and agreements when applicable compliance is completed.

During the fourth quarter of 1993, MDC recorded a $450 million pre-tax charge associated with the business settlement arranged with the DoD and with cost growth on the development and initial production lots. Based upon further definition and pricing of issues in the settlement, in the first quarter of 1994, MDC reduced cost estimates associated with the settlement. At the same time, MDC recognized additional cost growth for work yet to be completed in the development and initial production lots. During the 1994 second quarter, MDC recognized losses in the development and initial production lots. These losses, however, were offset by increased earnings in the current production lots. During the third quarter of 1994, additional losses in the development and initial production contracts were recognized; however, these losses were offset by reduced cost estimates associated with the settlement.

At September 30, 1994, Contracts in Process and Inventories include costs of $315 million for the fixed price type contracts for development and first ten initial production C-17 military transport aircraft for the Air Force. Contracts in Process and Inventories includes $208 million of claim revenues expected to be collected as part of the settlement.

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. The estimated costs at completion of the combined C-17 contracts, excluding general and administrative costs and other period costs, exceed the estimated revenue of the combined contracts. MDC has recorded loss provisions in the amounts by which estimated costs on the combined contracts, excluding general and administrative costs and other period costs, exceed estimated revenues from the remaining work on the contracts.

The Air Force continues to reduce payments to MDC under the C-17 contracts, largely due to the DoD projecting production costs at completion in excess of MDC's estimate at completion. In addition, during 1992 the Air Force questioned MDC's segregation of certain C-17 engineering costs between full scale engineering development (FSED) and production lots. As required in the settlement, MDC and the Defense Plant Representative Office have reached agreement on the charging methodology to be used in the future and on impacts of the implementation of the new methodology. Pending contractual implementation of the business settlement, for progress payment purposes the Air Force has reclassified to FSED a substantial portion of sustaining engineering costs applied by MDC to production lots. As of September 30, 1994, the Air Force had withheld approximately $291 million from MDC's payment requests on the C-17 contracts principally as a result of higher cost estimates and the sustaining engineering reclassification. The portion of this amount associated with the sustaining engineering reclassification is $59 million, and is included in the provision for the C-17 business settlement.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at September 30, 1994, includes net deferred production costs of $1.286 billion and unamortized tooling of $251 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Commercial products in process for the MD-11 program at December 31, 1993, included net deferred production costs of $1.324 billion and unamortized tooling of $257 million. Under the current costing percentage, an estimated $1.1 billion of current and future deferred costs will be recovered from firm orders received after September 30, 1994.

As of September 30, 1994, MDC had delivered 125 MD-11 aircraft and has 46 aircraft on firm order. In addition, MDC has 88 options and reserves representing potential future orders for the MD-11. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at September 30, 1994, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.


5.   Income Taxes

During 1991, MDC settled tax years 1977-1985 with the Internal Revenue Service (IRS). The settlement resulted in net earnings of $32 million in 1991 and a substantial future obligation payable upon completion of the 1986-1989 IRS audit. During 1993 and 1994 this obligation was reduced by the resolution with the IRS of certain accounting method and tax credit issues. The resolution of these issues resulted in net earnings of $158 million in the first three quarters of 1993 and net earnings of $21 million in the third quarter of 1994. Upon substantial completion of the 1986-1989 audit in August 1994, MDC made a tax and interest payment to the IRS of approximately $165 million.


6.   Debt & Credit Arrangements

Aerospace Credit Agreements

At September 30, 1994, MDC had a revolving credit agreement (RCA) under which MDC could borrow up to $1.25 billion through July 1998. Under the credit agreement, the interest rate, at the option of MDC, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There were no amounts outstanding under the credit agreement at September 30, 1994.

In August 1992, MDC commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of September 30, 1994, MDC has issued $132 million of medium-term notes, of which $108 million is currently outstanding at rates ranging from 5.7% to 7.4% due in 1994 through 1996. During 1993, MDC issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of September 30, 1994, $218 million of securities registered under the shelf registration remain unissued.

Senior debt securities totalling $1,145 million were outstanding at September 30, 1994. The notes were issued in 1992 and 1993 with interest rates of 8.3% to 9.8% and maturities from 1997 to 2012.

Aerospace long-term debt also includes an aerospace-related obligation of McDonnell Douglas Realty Company in the amount of $32 million at September 30, 1994.

Financial Services Credit Agreements

At September 30, 1994, McDonnell Douglas Financial Services Corporation
(MDFS), parent company of McDonnell Douglas Finance Corporation (MDFC), and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. This agreement, which became effective September 29, 1994, expires September 28, 1998. By the terms of this agreement, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no amounts outstanding under this agreement at September 30, 1994.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

In June 1993, MDFC commenced an offering of up to $250 million of its general term notes and subsequently commenced offerings of up to an aggregate of $399 million of its medium-term notes. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of September 30, 1994 , MDFC has issued pursuant to such offerings $91 million of general term notes at rates ranging from 5.0% to 8.4% due in 1995 through 2011, $140 million of senior medium-term notes at fixed rates ranging from 4.6% to 6.8% due in 1995 through 1998, $150 million of senior medium-term notes due in 1995 through 1999 at floating rates based on LIBOR and reset quarterly, and $20 million of subordinated medium-term notes at a fixed rate of 8.31% due in 2004. As of September 30, 1994, $248 million of securities registered under the shelf registration remain unissued.


7.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At September 30, 1994, $335 million in guarantees are outstanding on delivered aircraft.
At September 30, 1994, MDC had made offers totaling $463 million to lease aircraft scheduled to be delivered during 1995 to 1998 and had made offers of $83 million and commitments of $51 million to accept notes in payment for aircraft or guarantee financing for customers for ordered but undelivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $79 million at September 30, 1994.

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by a foreign carrier. During March 1994, this carrier notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations, and requested a "standstill" agreement to protect itself from default remedies for sixty days. MDC is currently making lease payments on behalf of the carrier. These payments are not expected to have a significant adverse effect on cash flow or financial position. Restructuring discussions that were initiated with the carrier during the second quarter are still in progress.

Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, recently proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of an overall plan, TWA has requested MDC to defer six months of lease and other payments and to convert 50% of the deferral to equity. MDC is currently evaluating the proposal and is engaged in discussions with TWA. While the ultimate outcome of the proposed restructuring plan is dependent upon factors beyond the control of MDC, it is not expected to be materially adverse to MDC.

MDC is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. MDC has been identified as a potentially responsible party (PRP) at 28 sites. Of these, MDC believes that it has de minimis liability at 19 sites, including nine sites at which it believes that it has no future liability. At the nine sites at which MDC's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, MDC is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity. At September 30, 1994, the accrued liability for environmental cleanup matters at Superfund sites and on MDC's current and former operating sites is $29 million. This amount has not been reduced by potential recoveries of insurance proceeds. MDC believes that the final outcome of these environmental liabilities will not have a material adverse effect on its financial position, results of operations or cash flows.

A number of legal proceedings and claims are pending or have been asserted against MDC including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous waste. A substantial portion of such legal proceedings and claims is covered by insurance. MDC believes that the final outcome of such proceedings and claims will not have a material adverse effect on MDC's financial position, results of operations or cash flows.

See Note 4, Contracts in Process and Inventories, for a discussion of certain risks on fixed price development contracts including the termination on January 7, 1991, by the Navy of a contract with MDC and General Dynamics Corporation for the development and initial production of the A-12 aircraft.

8.   Investment in Financial Services Subsidiary

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS.

Nine Months Ended September 30              1994            1993
                                          --------        --------

Earned income                              $ 145           $ 140
Costs and expenses                           113             126
Net earnings                                  20               -
Dividends                                     16               -


9.   Supplementary Payment Information

Nine Months Ended September 30              1994             1993
                                          --------         --------

Interest paid                              $ 253            $ 248
Income taxes paid                            108               45

Prior year amounts have been reclassified to conform to the current year presentation.


10.  Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the nine month period which were 39,451,548 in 1994 and 39,236,812 in 1993.


11.  Unearned Compensation

In April 1994, MDC initiated a Performance and Equity Incentive Plan
(Plan). Under the Plan, 1,900,000 shares were authorized for issuance in connection with stock options, stock appreciation rights, restricted stock, performance shares, cash awards, and other stock-based awards. As of September 30, 1994, 105,220 restricted shares of MDC common stock had been granted. Compensation is being amortized to expense over periods of three to five years, depending on the award. Unearned compensation is reflected as a component of shareholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements, page 7, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in MDC's 1993 Annual Report to Shareholders.

Financial Condition

   General. MDC's financial statements include McDonnell Douglas Financial Services Corporation (MDFS) and McDonnell Douglas Realty Company
(MDRC) on a fully consolidated basis. MDFS is the parent company of McDonnell Douglas Finance Corporation (MDFC), a diversified financial services company that has a capital structure significantly different from MDC's other business segments. The following table allocates MDC's capital structure at September 30, 1994 and December 31, 1993 between its aerospace segments (including aerospace-related obligations of MDRC in the amount of $32 million as of September 30, 1994 and $107 million as of December 31, 1993) and its financial services and other segment, which is comprised principally of MDFS, MDFC and MDRC. The debt of MDFS, MDFC and MDRC is non-recourse to MDC. See also Note 6, Debt and Credit Arrangements, page 12.
                                              Financial
                                              Services
                                 Aerospace    and Other
September 30, 1994               Segments      Segment       Total
- ------------------              ----------    ---------     -------
(Dollar amounts in millions)

Debt                              $ 1,285      $ 1,321      $ 2,606
Equity                              3,508          310        3,818
                                  -------      -------      -------
                                  $ 4,793      $ 1,631      $ 6,424
                                  =======      =======      =======
Debt-to-equity ratio                  .37         4.26
- ------------------------          =======      =======

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
                                  =======      =======

The aerospace segments' debt-to-equity ratio decreased during 1994 as a result of a $340 million reduction in aerospace debt and improved earnings. MDC generated positive cash flow from operations, a portion of which was used to reduce aerospace debt during the first nine months of 1994. Cash and cash equivalents of aerospace segments increased by $225 million during the first nine months to $240 on September 30, 1994.

Cash provided by operations on a consolidated basis during the first nine months of 1994 and 1993 was $707 million and $326 million, respectively. Cash flow from aerospace operations was over $110 million for the 1994 third quarter and over $725 million for the first nine months of 1994, prior to being reduced by a third quarter tax payment of approximately $165 million related to a prior years' IRS tax examination.

Commercial Aircraft.   MDC delivered 16 MD-80 twin jets and 13 MD-11
trijets in the first nine months of 1994 as compared to 38 MD-80 twin jets (including eight under lease arrangements) and 25 MD-11 trijets (including one under a lease arrangement) in the first nine months of 1993. Lease arrangements generally do not result in the immediate recognition of revenue. The weakness in the commercial aircraft market, evidenced by the reduction in deliveries, is expected to continue during the remainder of 1994 and into 1995. Current commercial aircraft production plans anticipate MD-80 deliveries in the low 20's and MD-11 deliveries in the high teens in 1994. Production plans for 1995 anticipate MD-80/90 deliveries in the low 30's, with slightly higher deliveries of MD-80's compared to MD-90's. MD-11 deliveries in 1995 are expected to be in the high teens. Aircraft delivery delays or contract defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. Aggressive cost reduction actions have been undertaken in the commercial aircraft segment in an effort to match costs with the production rate. Employment in the commercial aircraft segment decreased from 35,418 at December 31, 1991 to 12,102 at September 30, 1994 reflecting cost reduction efforts and scheduled production rate declines.

C-17 Globemaster III. During the past several years, MDC increased its cost estimate at completion for the C-17 Globemaster III contracts for the full scale engineering development and first ten initial production aircraft. A 1993 charge of $450 million reflected the estimated impact of the C-17 settlement with the DoD and other increases in the estimated remaining cost on the development and initial production contracts. In the 1994 first quarter, additional cost growth for work yet to be completed in the development and initial production lots was largely offset by reduced cost estimates associated with the C-17 settlement. During the 1994 second quarter, MDC recognized losses in the development and initial production lots. These losses, however, were offset by increased earnings in the current production lots. During the third quarter of 1994, additional losses in the development and initial production contracts were recognized; however these losses were offset by reduced cost estimates associated with the settlement. Although completion of the full scale engineering and development portion of the C-17 program is approaching, MDC continues to bear additional costs in the development and initial production contracts. MDC is incurring costs, among other things, to improve the aircraft in preparation for the Operational Readiness Evaluation demonstration scheduled for 1995. In part, this evaluation will be used to gather data to determine compliance with logistical support requirements of the contracts including warranted reliability, maintainability and availability. The evaluation will also be used by the Under Secretary of Defense in his previously announced end of 1995 review of the program for future procurement of the C-17. See Note 4, Contracts in Process and Inventories, page 8, and Results of Operations, page 18.

A-12. MDC and General Dynamics Corporation (GD) have filed a legal action to contest the Navy's termination for default on the A-12 program. The Navy has agreed to continue to defer repayment of $1.335 billion alleged to be due, with interest from January 7, 1991, from MDC and GD as a result of the termination for default of the A-12 program. The agreement provides that it will remain in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either MDC or GD such that deferment is no longer in the best interest of the Government. MDC firmly believes it is entitled to continuation of the deferment agreement in accordance with its terms. However, if the agreement is not continued, MDC intends to contest collection efforts. If payments of the deferred amount were required, such payments would have a material adverse effect on MDC's cash flows. See Note 4, Contracts in Process and Inventories, page 8.

Results of Operations

Net earnings for the third quarter of 1994 were $161 million compared with earnings of $142 million in 1993's third quarter. The 1994 third quarter included earnings of $21 million related to the resolution of an issue with the IRS over the now substantially completed prior years' tax examination. The 1993 third quarter included earnings of $41 million from resolution of several issues with the IRS.

Net earnings for the first nine months of 1994 were $433 million compared with earnings of $528 million in 1993's first nine months. Unusual items for the first nine months of 1994 totaled the aforementioned $21 million. Unusual items in the same period of 1993 totaled $220 million, and were related to tax issues, retiree health care cost reversal, and the sale of McDonnell Douglas Information Systems International (MDISI). Setting aside unusual items in both years, MDC had third quarter earnings in 1994 of $140 million compared with $101 million in 1993. On a similar basis, MDC had nine month earnings in 1994 of $412 million compared with $308 million in 1993.

Revenues for the third quarter of 1994 were slightly higher than the third quarter of 1993. The military aircraft and commercial aircraft segments reported increases in third quarter revenues; however, these increases were largely offset by a decrease in revenues from the missiles, space and electronic systems segment. Revenues decreased 11 percent for the first nine months of 1994 compared to the year earlier period. The 1994 decrease resulted principally from reduced deliveries in the commercial aircraft segment and MDC's reduced role in the downsized Space Station program, partially offset by increased revenues in a few military aircraft programs.

The military aircraft segment had record operating earnings for both the third quarter and first nine months of 1994. The missiles, space and electronic systems segment reported strong third quarter and nine month operating earnings, although lower than the earnings for the same periods in 1993. The commercial aircraft segment remained profitable during the third quarter and first nine months of 1994. The financial services and other segment reported strong earnings in both the third quarter and first nine months of 1994, with significant improvement over 1993 levels.

Aerospace interest expense in the third quarter of 1994 was $33 million, down from $53 million in the same period for 1993 after excluding from 1994 the reversal of $10 million and from 1993 the reversal of $61 million in interest associated with the resolution of tax issues with the IRS. Aerospace interest expense for the first nine months was $112 million, down from $173 million in 1993's first nine months after excluding from 1994 the reversal of $10 million and from 1993 the reversal of $135 million in interest associated with the previously mentioned tax issues. The lower interest expense reflects reduced aerospace debt.

Income taxes were $230 million in the first nine months of 1994, an effective tax rate of 35 percent. The 1994 tax provision includes the reversal of $15 million in the third quarter associated with the resolution of tax issues with the IRS. Excluding discontinued operations, taxes in 1993's first nine months were $192 million, an effective tax rate of 28 percent. The 1993 tax provision included the reversal of $75 million, $22 million of which was reversed during the third quarter, associated with the previously mentioned IRS matters. During 1993's third quarter, MDC also recorded an additional tax provision of $18 million associated with the tax increase included in the Omnibus Budget Reconciliation Act.

In light of declining defense spending and the continuing depressed condition of the commercial aircraft business, reported financial information by segment may not be indicative of MDC's future operating results.

                                Three Months Ended   Nine Months Ended
                                   September 30          September 30
                                  1994      1993       1994      1993
                                 ------    ------     ------    ------
Revenues
  Military aircraft             $ 1,991   $ 1,851    $ 5,729   $ 5,230
  Commercial aircraft               967       868      2,366     3,469
  Missiles, space and
    electronic systems              420       638      1,312     1,947
  Financial services and other       80        66        247       199
                                --------  --------   --------  --------
  Operating revenues              3,458     3,423      9,654    10,845

  Non-operating income                3         5         10        10
                                --------  --------   --------  --------
  Total Revenues                $ 3,461   $ 3,428    $ 9,664   $10,855
                                ========  ========   ========  ========
Earnings
  Military aircraft             $   182   $   136    $   501   $   353
  Commercial aircraft                 8        14         35        38
  Missiles, space and
    electronic systems               56        63        196       260
  Financial services and other       11        (2)        43         9
                                --------  --------   --------  --------
    Operating earnings from
      continuing operations         257       211        775       660

  Discontinued operations,
    net of income taxes               -         -          -        37
  Corporate and other                (1)       (1)       (10)       (9)
  Postretirement benefit
    curtailment                       -         -          -        70
  Interest expense                  (23)        8       (102)      (38)
  Income taxes                      (72)      (76)      (230)     (192)
                                --------  --------   --------  --------
  Net Earnings                  $   161   $   142    $   433   $   528
                                ========  ========   ========  ========

Military Aircraft

Operating revenues in the military aircraft segment increased 8 percent for the third quarter of 1994 and 10 percent for the first nine months of 1994 compared with the same periods in 1993. Increased revenues for these periods were primarily attributed to the F/A-18 and C-17 programs.

The military aircraft segment had record third quarter operating earnings of $182 million, compared with $136 million in 1993's third quarter. Operating earnings for the segment in the first nine months of 1994 were a record $501 million, compared with $353 million in the first nine months of 1993. Improved earnings in the F/A-18 and the C-17 programs along with continued strong performance in most other major programs for both the third quarter and the nine month periods contributed to the strong results.

The C-17 program includes a development and initial production contract nearing completion and several current production contracts, each of which is affected by a business settlement arranged with the DoD. Strong performance in the current production contracts continues. In the third quarter, losses in the development and initial production contracts were offset with reduced cost estimates associated with the C-17 settlement. See also "C-17 Globemaster III," page 17.

Commercial Aircraft

Commercial aircraft revenues were 11 percent higher in 1994's third quarter as compared to the same period in 1993. The 1994 third quarter revenues included the sale of an MD-11 trijet that had previously been on lease, while the 1993 third quarter revenues excluded deliveries of four MD-80's and one MD-11 to customers under lease arrangements. Commercial aircraft revenues for the first nine months of 1994 decreased 32 percent as compared to the prior year same period. The decrease in nine month revenues reflects reduced aircraft deliveries and the overall softness in the commercial aircraft market.

The commercial aircraft segment had third quarter operating earnings of $8 million compared with $14 million in 1993's third quarter. Earnings for the first nine months of 1994 were $35 million, compared with $38 million in the same period of 1993. Continued overhead reductions and improvements in productivity have allowed the commercial aircraft segment to maintain relatively stable earnings with fewer aircraft deliveries.

MDC delivered four MD-80 twin jets in the third quarter and 16 in the first nine months of 1994, as compared with 14 in the third quarter and 38 in the first nine months of 1993. Included in the 1993 twin jet deliveries were eight aircraft leased to customers of which four occurred in the third quarter. MDC delivered six MD-11 trijets in the third quarter of each year and 13 in the first nine months of 1994, as compared with 25 in the first nine months of 1993. The 1994 third quarter also included the sale of an MD-11 trijet previously leased. One of the 1993 third quarter MD-11 trijet deliveries was to a customer under a lease arrangement.

Missiles, Space and Electronic Systems

Operating revenues in the missiles, space and electronic systems segment totaled $420 million in the third quarter of 1994, down from $638 million in the same period of 1993. Revenues through nine months decreased 33 percent in 1994 compared with the same period in 1993. Decreased revenues were attributable to lower volume on the downsized Space Station, Delta, and several missiles and electronic systems programs. This segment had third quarter operating earnings of $56 million compared to $63 million in 1993's third quarter. Earnings in the first nine months of 1994 were $196 million, down from $260 million in the first nine months of 1993. The third quarter of 1993 included a $51 million charge as a result of difficulties in several electronic systems programs.
In addition, last year's first quarter included a $20 million incentive award for achieving 100% launch success on a Delta Global Positioning
Satellite contract for the U.S. Air Force. For information regarding the Tomahawk missiles program see also the discussion under "Military
Aerospace Business, Tomahawk," page 27.

Financial Services

Operating earnings in the financial services and other segment were $11 million for the 1994 third quarter, compared with a loss of $2 million in the 1993 same period. The 1994 third quarter included gains from the sale of several properties, while the 1993 third quarter included a write-down of certain real estate holdings. Earnings for the first nine months of 1994 totaled $43 million, compared with $9 million in the 1993 same period. The 1994 first quarter included a $20 million pre-tax gain from the sale of commercial real estate by MDRC. The 1994 operating earnings were also higher due to lower interest and debt expense, an operating expense of the segment.

Discontinued Operations

The 1993 discontinued operations include the first quarter gain related to the sale of MDISI.

Liquidity

As detailed in the following discussion, MDC believes that it has sufficient sources of capital to meet anticipated needs. In addition to the discussion in this section which follows, see also A-12, page 18, for a discussion of the A-12 deferment agreement status.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At September 30, 1994, MDC had a revolving credit agreement under which MDC could borrow up to $1.25 billion through July 1998. There were no amounts outstanding under the credit agreement at September 30, 1994.

In August 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the SEC. As of September 30, 1994, $218 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements.

On September 6, 1994, Duff & Phelps Credit Rating Company raised its rating of MDC debt. MDC's senior debt rating was raised to BBB from BBB-. MDFC's previous ratings of BBB and BBB- on its senior unsecured debt and subordinated debt, respectively, were unchanged by this action.

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

Shareholder Initiatives. On October 28, 1994, MDC's Board of Directors authorized an increase in the quarterly dividend, a 3 for 1 stock split, and a stock repurchase plan. The quarterly dividend will be increased from 35 cents per share to 60 cents per share on a pre-split basis (20 cents per share post-split) payable on January 3, 1995, to shareholders of record on December 2, 1994, distributable on January 3, 1995. The stock split will be implemented by a stock dividend of two shares for each share outstanding to shareholders of record on December 2, 1994. The stock repurchase plan authorizes MDC to purchase up to 18 million shares on a post-split basis, or about 15 percent of MDC's common stock. Although funds are available under existing agreements, MDC intends to use excess cash flow to finance the stock repurchase program and does not expect the program to affect negatively MDC's ability to fund capital spending, research and development, or acquisitions. The Board of Directors also amended MDC's stock rights plan by adjusting the purchase price of each right to $125 on a post stock-split basis and extending the term of the plan to December 31, 2004.

Taxes. During 1991, MDC settled tax years 1977-1985 with the Internal Revenue Service (IRS). The settlement resulted in net earnings of $32 million in 1991 and a substantial future obligation payable upon completion of the 1986-1989 IRS audit. During 1993 and 1994 this obligation was reduced by the resolution with the IRS of certain accounting method and tax credit issues. The resolution of these issues resulted in net earnings of $158 million in the first three quarters of 1993 and net earnings of $21 million in the third quarter of 1994. Excluding the after-tax benefit for the related reduction in accrued interest, the resolution resulted in a $75 million federal tax benefit in 1993 and a $15 million federal tax benefit in 1994. Upon substantial completion of the 1986-1989 audit in August 1994, MDC made a tax and interest payment to the IRS of approximately $165 million. See Note 5, Income Taxes, page 11.

C-17 Settlement. During January 1994, MDC reached a settlement with the DoD which covered a range of issues related to the C-17 military aircraft program. During the third quarter of 1994, the C-17 settlement was given congressional approval as provided for in the FY95 defense authorization and appropriations bills. The settlement is not expected to have any significant adverse cash impact.

Commercial Aircraft Financing. Difficulties in the commercial aircraft industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in
Note 7, Commitments and Contingencies, page 13, MDC also has outstanding guarantees of $335 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees will have a material adverse effect upon its cash flow or financial position.

Certain commercial aircraft contracts contain provisions requiring MDC to repurchase used aircraft at the option of the commercial customers. In view of the current market conditions for used aircraft, MDC's earnings and cash flows could be adversely impacted by the exercise of such options. MDC has also made offers to lease aircraft valued at approximately $463 million and scheduled for delivery during 1995 through 1998. MDC does not anticipate that the existence of such repurchase obligations and lease offers will have a material adverse effect upon its cash flow or financial position.

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by a foreign carrier. During March 1994, this carrier notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations, and requested a "standstill" agreement to protect itself from default remedies for sixty days. MDC is currently making lease payments on behalf of the carrier. These payments are not expected to have a significant adverse effect on cash flow or financial position. Restructuring discussions that were initiated with the carrier during the second quarter are still in progress.

Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, recently proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of an overall plan, TWA has requested MDC to defer six months of lease and other payments and to convert 50% of the deferral to equity. MDC is currently evaluating the proposal and is engaged in discussions with TWA. While the ultimate outcome of the proposed restructuring plan is dependent upon factors beyond the control of MDC, it is not expected to be materially adverse to MDC.

Financial Services. The financial services and other segment debt on September 30, 1994 was $1.321 billion, down from $1.513 billion at December 31, 1993. MDFS, through its MDFC subsidiary, has traditionally obtained cash from operating activities, placement of term debt, issuances of commercial paper, and the normal run-off of its portfolio to fund its operations. In June 1993, MDFC commenced an offering of up to $250 million of its general term notes, its first public debt offering since 1990, and subsequently commenced offerings of up to an aggregate of $399 million of its medium-term notes. As of September 30, 1994, approximately $91 million associated with the June 1993 offering and $310 million associated with the medium-term notes offerings had been sold.

MDFC has also used, and in the future anticipates using, cash provided by operations, borrowings under bank credit lines and the normal run-off of its portfolio as its primary sources of funding. MDFC anticipates using proceeds from the issuance of additional public debt to fund future growth.

Business and Market Considerations

General

MDC is a major participant in both the defense and commercial aerospace industries. MDC has a wide range of programs in production and development, and is the world's leading producer of military aircraft. From 1987 through 1993, MDC has been the largest U.S. defense contractor, based on the DoD's list of prime contract awards and one of the larger NASA prime contractors based on prime contracts awarded. MDC was the second largest defense contractor in 1993, as indicated in a report published by Defense News based on 1993 defense revenues. MDC is one of the three principal manufacturers of large commercial transport aircraft outside the former Soviet Union.

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

Employment levels were reduced 6% in the first nine months of 1994 to 65,906 as a result of further streamlining of MDC's government aerospace companies and reduced production on several major programs. MDC has continued its aggressive asset management plan of reducing accounts receivable, inventory and work in process levels, as well as reducing facilities commensurate with the levels of ongoing business.

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the third quarter of 1994 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1993 Annual Report to Shareholders and in MDC's quarterly report on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994.

Military Aerospace Business

C-17 Globemaster III. The C-17 flight test program is nearing completion. To date, the C-17 program has successfully completed ground static qualification testing and has surpassed the halfway point in durability testing. Flight testing is approximately 97 percent complete with the remainder scheduled to be completed by the end of 1994.

The fourteenth and fifteenth C-17 production aircraft, P-14 and P-15, were delivered to the Air Force ahead of schedule in August and September, respectively. P-15 is the third C-17 in a row delivered ahead of schedule and the first to be delivered a full month early. With the delivery of P-14 and P-15, all of the aircraft in the 1992 Lot IV procurement have been delivered and the first of six C-17s in the 1993 Lot V procurement has been delivered. To date, the Air Force has taken delivery of sixteen
C-17s with P-15 being the tenth production aircraft to join the Airlift Wing Command in Charleston, S.C., which will be the first operational C-17 unit. Currently, the unit is conducting flight and maintenance training leading to initial operational capability in January 1995. The next two production aircraft, P-16 and P-17, are over 90 percent complete and are scheduled for early delivery during the fourth quarter.

For additional information regarding Government claims and inquiries on the C-17 program, see also "Government Business Audits, Reviews and Investigations," page 28.

F-18 Hornet. On September 23, 1994, the F/A-18 E/F Hornet assembly line opened ahead of schedule. The F/A-18 E/F program is more than 30 percent through development from a cost standpoint. Seven flight test aircraft and three ground test articles will be built under the seven and a half year contract. The advanced Hornet is scheduled to make its first flight in December 1995 and expected to enter operational service in 2001.

F-15 Eagle. MDC was recently awarded a $190 million contract by the U.S. Air Force to upgrade the APG-63 radar in the F-15 C/D series Eagle. The program will include improvements that are expected to make the upgraded radar 10 times more reliable and maintainable than the fighter's current system. The new radar is scheduled to begin flight testing in August 1997 and become operational in 1999.

T45TS. Upon the successful completion of a comprehensive operational evaluation (OPEVAL) earlier in 1994, the Navy recommended that the T45TS be approved for fleet introduction. The two phase OPEVAL, which began in October 1993, consisted of a series of flight tests and technical evaluations to determine the operational effectiveness and operational suitability of the T45TS, and its readiness for fleet introduction.

MD Explorer. On July 25, 1994, the Federal Aviation Administration (FAA) issued Type Inspection Authorization for the new MD Explorer twin jet commercial helicopter, clearing the way for FAA certification. The MD Explorer is on schedule for completion of all testing and issuance of the FAA Type Certificate in December 1994. First deliveries of the
MD Explorer are expected to commence upon certification.

Tomahawk. Earlier in 1994, MDC and Hughes Missiles Systems Company (Hughes) submitted proposals to the Navy to become the exclusive contractor for the Tomahawk Cruise Missile. During the third quarter, the Navy selected Hughes for FY94-98 missile production, depot maintenance and flight operations in addition to a requirement for the development of the Block IV Tomahawk missile. MDC has filed a protest with the Navy seeking more information regarding the Navy's selection decision. Under the existing contract, MDC's production role in the Tomahawk program will be eliminated after the FY93 production is completed in mid 1995. MDC is currently reviewing alternatives for the Tomahawk production facility located in Florida.

Delta Clipper. During the third quarter, NASA awarded MDC a series of cooperative research agreements, associated with the Delta Clipper (DC-X), valued at approximately $43 million. Under these agreements, MDC will develop specified reusable launch vehicle technologies and integrate key advanced technology components into the DC-X, with the resulting vehicle designated the DC-XA. DC-XA integrated system ground tests and flight tests are expected to begin early in 1996.

Delta. On November 1, 1994, the Delta II rocket launched its 49th consecutive successful flight. Over the past 16 years and 93 launches, Delta rockets have maintained a 98.9% success rate.

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

On February 16, 1994, Saudi Arabian Airlines announced its intention of purchasing a total of 50 commercial airliners from MDC and Boeing. Negotiations with Saudia are in process; however, the number and types of aircraft have not yet been finally determined. No firm orders were received from Saudia during the first nine months of 1994.

During the third quarter, firm orders on MD-80 twin jets increased by four and on MD-11 trijets decreased by one. In July 1994, MDC and Martinair Holland announced one new order and two options for the freighter version of the MD-11. On September 9, 1994, AOM French Airlines and MDC agreed to the replacement of firm orders for two MD-11 trijets with orders for four MD-80 twin jets to be delivered in the fourth quarter of 1994.

On June 30, 1994, MDC and General Dynamics Corporation (GD) agreed to terminate their contract for the production of fuselage sections for the MD-11 jetliner. The agreement transfers responsibility for the MD-11 fuselage production to MDC over the next 18 months. Under the agreement, GD will increase production of MD-11 fuselage sections to build additional inventory and assist in the transfer process. MDC plans to move the work to a new location, with a decision on the location to be made later this year.

On September 21, 1994, the first production model of the MD-90 made its first flight, three days ahead of schedule. The MD-90 is currently on schedule to obtain type certification from the FAA in November. Delivery of the first of the intermediate-range twin jets is scheduled for February 1995.

In July 1994, MDC began to solicit airline orders for a new 100-seat, medium range twin-jet, called the MD-95, proposed to serve airline needs on routes with relatively light traffic or where demand for frequent departures limits the number of passengers on each flight. Formal launch of the MD-95 is subject to meeting certain launch criteria, including receipt of sufficient orders from airline and leasing company customers.

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

The settlement covered many issues open as of the date of the settlement, including the allocation of sustaining engineering costs to the development and production contracts, the sharing of flight test costs over a previous level, and the resolution of claims and of performance/specification issues. Terms of the settlement also stipulate that MDC will expend funds on new or modified systems and on product improvements. During the third quarter of 1994, the C-17 settlement was given congressional approval as provided for in the FY95 defense authorization and appropriations bills, subject to certain limitations on the Air Force's ability to obligate settlement funds. The Air Force and the DoD are in the process of complying with the legislation. MDC and the Air Force are developing contractual modifications and agreements to implement the settlement. While some aspects of the compliance process are ongoing, MDC and the Air Force will execute the contract modifications and agreements when applicable compliance is completed. See also Note 4, Contracts in Process and Inventories, page 8.

PART II OTHER INFORMATION
        -----------------

  ITEM 1.   LEGAL PROCEEDINGS
           -----------------

            On August 23, 1994 a consent judgment was entered in the Superior Court of Los Angeles County, California arising out of an action by the California attorney general with respect to emissions to the air from certain of MDC's southern California facilities. The attorney general alleged that MDC had not provided an adequate warning under state statutes, that the emissions constituted a statutory nuisance, and that the same acts also constituted an unlawful business practice. MDC agreed to pay a $70,000 civil penalty, reimburse the attorney general for $25,000 of its litigation costs, and contribute $30,000 to a not-for-profit foundation. MDC also agreed to upgrade the filter systems on three paint booths.

            On August 2, 1994, MDC received notice of a complaint filed by the Long Beach, California city prosecutor against MDC in the Long Beach Municipal Court arising out of a spill of jet fuel to the storm sewer system. The complaint alleges violations of State law for: disposal of hazardous waste without a permit; discharge of a water pollutant without providing the proper report; discharging oil to marine waters; failure to immediately report the spill; permitting petroleum to pass into waters of the state; and discharging a substance deleterious to wildlife. The complaint seeks statutory penalties. Settlement negotiations are in progress. Resolution of this matter is not expected to have a materially adverse impact on MDC.

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

            (a)  Exhibits
                  --------

                 (27)  Financial Data Schedule.

                 (99)  Computation of Ratio of Earnings to Fixed Charges.

            (b)  Reports on Form 8-K
                  -------------------

                 None.

SIGNATURE
- ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                    MCDONNELL DOUGLAS CORPORATION
                                    -----------------------------
                                    (Registrant)





Date:    November 14, 1994          /s/ R. L. Brand
      -----------------------       -------------------------------
                                    R. L. Brand
                                    Vice President and Controller
                                      and Registrant's Authorized
                                      Officer