Form 10-K
MCDONNELL DOUGLAS CORP
filed 1995-03-27
CIK 63917

       1                         FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
 (Mark one)

     X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ===    EXCHANGE ACT OF 1934   [FEE REQUIRED]

           For the fiscal year ended:            December 31, 1994
                                     -----------------------------------
                                      or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT  OF 1934   [NO FEE REQUIRED]

          For the transition period from                to
                                          -------------     --------------
                        Commission file number 1-3685

                        MCDONNELL DOUGLAS CORPORATION
--------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

          Maryland                                   43-0400674
----------------------------------      ----------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
Incorporation or Organization)

Post Office Box 516, St. Louis, MO                   63166-0516
----------------------------------      ----------------------------------
(Address of Principal Executive                     (Zip Code)
Offices)
                                314-232-0232
            ----------------------------------------------------
            (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
    Title of Each Class                       on Which Registered
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

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value of common stock held by non-affiliates of MDC at February 28, 1995: $6.096 billion.


Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:

     Common shares outstanding at February 28, 1995:  115,578,101 shares

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting to be held on April 28, 1995 are incorporated by reference into Part III.

     Exhibit Index on Page 13




























       3                                              Form 10-K Page 2
                                   PART I
ITEM  1.  BUSINESS

GENERAL

     The Company was incorporated in Maryland in 1939 under the name McDonnell Aircraft Corporation. On April 19, 1967, the shareholders approved the merger with Douglas Aircraft Company and the name of the corporation was changed to McDonnell Douglas Corporation (the Company or MDC).

     The Company, its divisions and its subsidiaries operate principally in four industry segments: military aircraft; missiles, space and electronic systems; commercial aircraft; and financial services and other. Operations in the first two industry segments are conducted primarily by McDonnell Douglas Aerospace, an unincorporated operating division of the Company, which is engaged in design, development, production, and support of the following major products: military transport aircraft; combat aircraft and training systems; commercial and military helicopters and ordnance; missiles; space launch vehicles and space station systems; and defense and commercial electronics, lasers, sensors, and command, control, communications, and intelligence systems. Operations in the commercial aircraft segment are conducted by Douglas Aircraft Company (DAC), an unincorporated operating division of the Company, which designs, develops, produces and sells commercial transport aircraft and related spare parts.

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

     Since 1988, substantially all of the Company's information systems business has been divested. In 1991, MDC sold substantially all of the assets of McDonnell Douglas Systems Integration Company and certain related assets of McDonnell Douglas Information Systems International (MDISI). In 1992, MDC sold all the outstanding stock of TeleCheck Services, Inc. and in 1993, MDC sold its remaining MDISI business.

     The business segments in which the Company is engaged and discussion of certain of their respective products appear under the captions:
"Military Aircraft," "Commercial Aircraft," "Missiles, Space and Electronic Systems," and "Complementary Businesses" on pages 4 through 20, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 31 of the Company's 1994 Annual Report to Shareholders, the text portions of which are incorporated herein by this reference.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

     Financial information regarding the Company's industry segments is provided under the caption "Selected Financial Data by Industry Segment" on page 32 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


       4                                              Form 10-K Page 3

MARKETING AND MAJOR CUSTOMER  -  MCDONNELL DOUGLAS AEROSPACE

     Discussion regarding the Company's most significant customer in the military aircraft and missiles, space and electronic systems segments is included under the captions "Business and Market Considerations - Military Aerospace Business" and "Government Business Audits, Reviews and Investigations" on pages 29 through 31 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which are incorporated herein by this reference.

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


                                                          Form 10-K Page 4

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


EMPLOYEES

     At December 31, 1994 the total employment of the Company, including subsidiaries, was 65,760.


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


ENVIRONMENTAL REGULATIONS

     See "Environmental Expenditures" on page 31 in "Management's
Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.

RESEARCH AND DEVELOPMENT

     A significant portion of the Company's business with the U.S. Government consists of research, development, test, and evaluation work, which are reflected as sales and costs in the Company's financial statements. Customer-sponsored research and development work amounted to approximately $1.393 billion in 1994, $1.126 billion in 1993, and $1.018 billion in 1992. Company-initiated research and development and bid and proposal work, related to both commercial business and business with the U.S. Government, amounted to $297 million in 1994, $341 million in 1993, and $509 million in 1992.


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

                                                        Form 10-K Page 5


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

     Additional information required by this item is included in Note 19, "U.S. Government and Export Sales" on page 52 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.

BACKLOG

     The backlog of orders follows:

December 31                             1994                 1993
                                 Backlog      %       Backlog        %
                                 -------    -----     -------      -----
                                          (Dollars in millions)
Firm backlog:
  Military aircraft             $ 8,340       47.6     $  7,997      41.3
  Commercial aircraft             7,544       43.1        9,172      47.3
  Missiles, space and
     electronic systems           1,619        9.3        2,210      11.4
                                -------      -----      -------     -----
    Total Firm Backlog          $17,503      100.0      $19,379     100.0
                                =======      =====      =======     =====

Contingent backlog:
  Military aircraft             $ 8,597       73.3      $10,742      65.8
  Commercial aircraft             2,234       19.0        3,059      18.8
  Missiles, space and
     electronic systems             898        7.7        2,518      15.4
                                -------      -----      -------     -----
    Total Contingent Backlog    $11,729      100.0      $16,319     100.0
                                =======      =====      =======     =====

     Backlog reported is that of the aerospace segments. Customer options and products produced for short-term lease are excluded from backlog. For a discussion of risks associated with backlog for commercial customers, see "Backlog" on page 31 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.

     Contingent backlog includes: (a) U.S. and other government orders not yet funded; (b) U.S. and other government orders being negotiated as continuations of authorized programs; and (c) unearned price escalation on firm commercial aircraft orders.

                                                          Form 10-K Page 6


     The backlog amounts include units scheduled for delivery over extended future periods. Since substantially all work for the U.S. and other governments is accounted for on the percentage of completion method of accounting whereby sales are recorded as work is performed, such amounts included in backlog cannot be segregated on the basis of scheduled deliveries. However, with respect to commercial jetliners and related products included in the commercial segment (which are accounted for on a delivery method), the firm backlog related to deliveries scheduled after one year was $4.8 billion at December 31, 1994, and $6.9 billion at December 31, 1993.

     The Government may terminate its contracts for default, or for its convenience whenever it believes that such termination would be in the best interest of the Government. For a further discussion of termination for default and termination for convenience risks, see "Military Aerospace

Business" on page 29 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company at February 28, 1995, were as follows:

      EXECUTIVE        AGE        POSITIONS AND OFFICES HELD
      ---------        ---        ---------------------------

Dean C. Borgman         53   McDonnell Douglas Helicopter Systems
                             Senior Vice President - General Manager
                             since September 1993 and McDonnell Douglas
                             Helicopter Company (MDHC) President since
                             March 1992.  MDHC Vice President -
                             Commercial Programs 1992.  MDHC General
                             Manager MDX Program 1990-1992.  MDHC Vice
                             President - Advanced Product and Technology
                             Division 1989-1990.

Robert L. Brand         57   MDC Vice President and Controller since
                             September 1992.  McDonnell Douglas Missile
                             Systems Company (MDMSC) Vice President -
                             Business Management and Chief Financial
                             Officer 1992.  MDC Controller 1987-1992.

Laurie A. Broedling    49    MDC Vice President - Human Resources since
                             February 1995.  Associate Administrator for
                             Continual Improvement of National Aeronautics and Space Administration 1992-1995. Deputy
                             Under Secretary of Defense -Total Quality
                             Management 1990-1992.

John P. Capellupo       60   McDonnell Douglas Aerospace President since
                             December 1994.  MDC Executive Vice President
                             1992-1994.  McDonnell Aircraft Company (MCAIR)
                             President 1991-1992.  DAC Deputy President
                             1990-1991.  MDMSC President 1989-1990.

Stanley Ebner           61   MDC Senior Vice President - Washington
                             Operations since December 1994.  Self-
                             employed 1990-1994. Senior Vice President-
                             Government Relations of Northrop Corporation
                             1979-1990.

Patrick J. Finneran     49    MDC Vice President/General Manager -
                             Production Aircraft Programs since
                             January 1995.  MDC Vice President/General
                             Manager AV 8B 1992-1994.  MCAIR General
                             Manager 1992.  MCAIR Deputy General Manager
                             1990-1992.




       9                                                Form 10-K Page 7

Kenneth A. Francis      61   MDC Executive Vice President since August
                             1992.  McDonnell Douglas Space Systems
                             Company (MDSSC) President 1990-1992.  MDSSC
                             Executive Vice President 1989-1990.

Steven N. Frank         46   MDC Vice President, Associate General Counsel
                             & Secretary since April 1994.  MDC Vice
                             President, Associate General Counsel &
                             Assistant Secretary 1992-1994.  Partner of
                             Peper, Martin, Jensen, Maichel & Hetlage
                             1988-1992.

Robert H. Hood, Jr.    62    DAC President since January 1989.

Donald R. Kozlowski    57    MDC Senior Vice President - C-17 Program
                             Manager since December 1993.  MDC Vice
                             President/General Manager, High Speed Civil
                             Transport 1992-1993.  MCAIR Vice President/
                             General Manager F/A-18 1991-1992. MCAIR
                             Vice President/General Manager 1988-1991.

F. Mark Kuhlmann        46   MDC Senior Vice President - Administration
                             and General Counsel since April 1994.
                             MDC Senior Vice President - Administration -
                             General Counsel and Secretary 1992-1994.  MDC
                             Vice President, General Counsel and Secretary
                             1991-1992.  McDonnell Douglas Systems
                             Integration President 1989-1991.

Herbert J. Lanese       49   MDC Executive Vice President and Chief
                             Financial Officer since August 1992.
                             MDC Senior Vice President - Finance
                             1989-1992.

James H. MacDonald      58   MDC Senior Vice President - Total Quality
                             Management since September 1992.  MDC Senior
                             Vice President 1989-1992.

John F. McDonnell       56   MDC Chairman of the Board since September
                             1994.  MDC Chairman and Chief Executive
                             Officer 1988-1994.

Willard P. Olson        55   MDC Senior Vice President - Space & Defense
                             Systems since January 1995.  MDC Vice
                             President/General Manager  - Space & Defense
                             Systems 1994-1995.  MDC Vice President/General
                             Manager Huntsville 1990-1994.  MDSSC Director
                             Design & Technology 1989-1990.

James F. Palmer         45   MDC Vice President - Treasurer since July
                             1993.  MDC Vice President/General Manager -
                             Business Management 1992-1993.  MCAIR Chief
                             Financial Officer 1991-1992.  Partner of
                             Ernst & Young 1985-1991.

James B. Peterson       50   MDC Vice President/General Manager - Missiles
                             & Aerospace Support since January 1995.  MDC
                             Vice President/General Manager Cruise Missiles
                             1994-1995.  MDC Vice President/General Manager
                             Tomahawk Program 1993-1994.  MDC Vice President
                             & Deputy New Aircraft & Missile Products 1992-
                             1993.  MDMSC Vice President Advanced Programs &
                             Technology 1992. MDMSC Vice President Technology
                             Division 1991-1992.  MDMSC Director Tomahawk
                             All-Up-Round (Block III) 1986-1991.

                                                            Form 10-K Page 8


Michael M. Sears        47   MDC Vice President/General Manager
                             F/A-18 since January 1994.  MDC Vice
                             President/General Manager F/A-18E/F 1991-1994.
                             MCAIR Vice President/General Manager New
                             Aircraft Products Division 1990-1991.

James M. Sinnett        55   MDC Senior Vice President - New Aircraft &
                             Missile Products since December 1993.  MDC Vice
                             President/General Manager New Aircraft Products
                             Division 1991-1993.  MCAIR Vice President/
                             General Manager ATF 1990-1991.

Harry C. Stonecipher    58   MDC President and Chief Executive Officer
                             since September 1994.  Chairman of the Board,
                             President and Chief Executive Officer of
                             Sundstrand Corporation 1991-1994. President and Chief Executive Officer of Sundstrand
                             Corporation 1989-1991.

     All executive officers serve at the pleasure of the Board of Directors of the Company and are appointed annually. Non-executive officers may be appointed by the Board or the Chairman. All of the executive officers have been employees of the Company at least five years except Laurie A. Broedling, Stanley Ebner, Steven N. Frank, James F. Palmer and Harry C. Stonecipher. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he was selected as an officer, except for Harry C. Stonecipher, who is party to an employment agreement attached hereto as Exhibit 10(h). A summary of a proposed amendment to Mr. Stonecipher's employment agreement appears on page 24 of the Company's definitive Proxy Statement for 1995 which is incorporated herein by the reference contained on page 10 hereof.

ITEM  2.  PROPERTIES

     At December 31, 1994 the Company's manufacturing, laboratory, office and warehouse areas totaled 37.1 million square feet, of which 6.2 million square feet were leased. The Company plants are well maintained and in good operating condition. The Company has long-term arrangements with airport authorities enabling it to share the use of runways, taxiways, and other airport facilities at various locations, including St. Louis, Missouri; Long Beach, California; and Mesa, Arizona. The trend of reduced defense spending and reduced commercial aircraft orders has resulted in downsizing of personnel and facility needs. In light of the Company's downsizing and current business economic conditions, many of the Company's facilities are currently underutilized. Leases related to Tulsa, Oklahoma; Columbus, Ohio; and Culver City, California terminated during 1994.

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

    In early March 1995, the Company announced that in late 1995 it will close two facilities, one in Titusville, Florida and another in St. Charles, Missouri, as part of its continuing consolidation of facilities due to excess capacity throughout the Company. The plant in Titusville will close after production of Tomahawk cruise missiles for the U.S. Navy and other operations come to an end there in August 1995. Operations at the St. Charles facility, which included production of electrical wire bundles and ground support equipment for aircraft and missile systems, will be reassigned to other Company locations.

                                                        Form 10-K Page 9


ITEM  3.  LEGAL  PROCEEDINGS

    In 1991, McDonnell Douglas Corporation and General Dynamics (GD) filed a legal action to contest the Navy's termination for default on the A-12 contract. Additional information relative to this matter and claims filed with the Navy on the T45 contract is included in Note 5, "Contracts in Process and Inventories" on page 41 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference. See also
Note 17, "Commitments and Contingencies" on page 51 of the Company's 1994 Annual Report to Shareholders and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Business Audits, Reviews and Investigations," page 30, which are incorporated herein by this reference.

    MDC is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund, or similar state statutes. MDC has been identified as a potentially responsible party (PRP) at 29 sites. Of these, MDC believes that it has de minimis liability at 19 sites, including 14 sites at which it believes that it has no future liability. At eight of the sites at which MDC's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. At the two remaining sites, MDC lacks sufficient information to determine its probable share or amount of liability. In addition, MDC is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity. MDC estimates total reasonably possible costs of approximately $42 million for study and remediation expenditures at Superfund sites and MDC's current and former operating sites, of which $27 million is accrued at December 31, 1994. Claims for recovery have not been netted against the disclosed environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the waste sites, any gain is contingent upon a successful outcome and has not been accrued.

    On August 2, 1994 MDC received notice of a complaint filed by the Long Beach, California City Prosecutor against MDC in the Long Beach Municipal Court arising out of a spill of jet fuel in March 1994 to the storm sewer system at the Douglas Aircraft facility in Long Beach. This complaint alleges violations of state law for: disposal of hazardous waste without a permit; discharge of a water pollutant without providing the proper report; discharging oil to marine waters; failure to immediately report the spill; permitting petroleum to pass into waters of the state; and discharging a substance deleterious to wildlife. The complaint seeks statutory penalties. On December 24, 1994 a jet fuel spill to the storm sewer system at the Douglas Aircraft facility in Long Beach occurred. The South Coast Air Quality Management District has issued a notice of violation alleging creation of a nuisance and failure to obtain a permit for an oil/water separator involved in the spill. No penalty has been proposed. No charges have been filed respecting the December 24 spill. Settlement negotiations are in progress as to both events. Resolution of these matters is not expected to have a materially adverse effect on MDC's financial position, results of operations, or cash flow.

    A number of legal proceedings and claims are pending or have been asserted against MDC including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous waste. A substantial portion of such legal proceedings and claims is covered by insurance. MDC believes that the final outcome of such proceedings and claims will not have a material adverse effect on MDC's financial position, results of operations, or cash flow.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter.




       13                                               Form 10-K Page 10


                                  PART  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Information required by this item is included on pages 45, 46 and 55 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 6.   SELECTED FINANCIAL DATA

    Selected Financial Data for the five years ended December 31, 1994, consisting of the data under the captions "Summary of Operations" and "Balance Sheet Information" are included at page 54 of the Company's 1994 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 24 through 31 of the 1994 Annual Report to Shareholders, and under the captions "Military Aircraft," "Commercial Aircraft" and "Missiles, Space and Electronic Systems" on pages 4 through 19 of the 1994 Annual Report to Shareholders, the text portions, including tables, which are incorporated herein by this reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this item is included on pages 32 through 53, and on page 56 of the 1994 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

                                  PART III

ITEMS 10, 11, 12 and 13

    The information called for by Part III, Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning Executive Officers which is provided in Part I above), Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is included in the Company's definitive Proxy Statement for 1995 pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the fiscal year ended December 31, 1994, and is incorporated herein by this reference. The report of the Management Succession and Compensation Committee and the performance graph contained in the Company's definitive Proxy Statement for 1995, however, are not incorporated herein by reference and shall not be deemed filed under the Securities Act of 1933 or under the Securities Exchange Act of 1934.


                                                       Form 10-K Page 11

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.   LIST OF FINANCIAL STATEMENTS

        The following consolidated financial statements of McDonnell Douglas Corporation and Subsidiaries included in the 1994 Annual Report to Shareholders at the pages indicated, are incorporated herein by this reference:

        Report of Ernst & Young LLP, Independent Auditors, page 53.

        Consolidated Statement of Operations, years ended December 31, 1994, 1993, and 1992, page 33.

        Balance Sheet, December 31, 1994 and 1993, page 34.

        Consolidated Statement of Shareholders' Equity, years ended December 31, 1994, 1993, and 1992, page 36.

        Consolidated Statement of Cash Flows, years ended December 31, 1994, 1993, and 1992, page 37.

        Notes to Consolidated Financial Statements, pages 38 through 52.

        Selected Financial Data by Industry Segment, page 32.

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

(a)3.   EXHIBITS

        See Index to Exhibits on pages 13 through 15.

(b)     Reports on Form 8-K filed during the fourth quarter of 1994:

        Form 8-K filed on November 3, 1994 in response to Item 5.

        Form 8-K filed on December 12, 1994 in response to Item 5.


       16                                            Form 10-K Page 12


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MCDONNELL DOUGLAS CORPORATION
                                             (Registrant)

Date:  March 27, 1995              By:  /s/ Robert L. Brand
                                       ---------------------------
                                      Robert L. Brand
                                      Vice President and Controller and
                                      Registrant's Authorized Officer
                                      (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated below.

     Signature                       Title                         Date
     ---------                       ------                        -----

/s/ Harry C. Stonecipher     Director, President & Chief      March 27, 1995
------------------------     Executive Officer
Harry C. Stonecipher         (Principal Executive Officer)

/s/ Herbert J. Lanese        Executive Vice President and     March 27, 1995
----------------------       Chief Financial Officer
Herbert J. Lanese            (Principal Financial Officer)

/s/ Robert L. Brand          Vice President and Controller    March 27, 1995
---------------------        (Principal Accounting Officer)
Robert L. Brand

/s/ John F. McDonnell                    /s/ Kenneth M. Duberstein
----------------------------------       --------------------------------
John F. McDonnell, Director              Kenneth M. Duberstein, Director


/s/ John H. Biggs                        /s/ William S. Kanaga
----------------------------------       --------------------------------
John H. Biggs, Director                  William S. Kanaga, Director


/s/ B.A. Bridgewater, Jr.                /s/ James S. McDonnell III,
----------------------------------       --------------------------------
B.A. Bridgewater, Jr., Director          James S. McDonnell III, Director


/s/ Beverly B. Byron                     /s/ George A. Schaefer
----------------------------------       --------------------------------
Beverly B. Byron, Director               George A. Schaefer, Director

/s/ William E. Cornelius                 /s/ Ronald L. Thompson
----------------------------------       --------------------------------
William E. Cornelius, Director           Ronald L. Thompson, Director

/s/ William H. Danforth                  /s/ P. Roy Vagelos
----------------------------------       --------------------------------
William H. Danforth, Director            P. Roy Vagelos, Director

Date:  March 27, 1995



       18                                                 Form 10-K Page 13

                        MCDONNELL DOUGLAS CORPORATION
                              AND SUBSIDIARIES

                              INDEX TO EXHIBITS
               EXHIBIT

3(a) Articles of Restatement of the        Incorporated by reference to Exhibit
     Company's Charter, as filed           4(b) to the Company's Registration
     June 13, 1994.                        Statement on Form S-8, Commission
                                           File No. 33-56129, filed with the
                                           Commission on October 21, 1994.


3(b) Bylaws of the Company, as amended
     October 28, 1994.


4(a) Indenture dated as of September 1,    Incorporated by reference to Exhibit
     1985 between the Company and The      4(a) to the Company's Registration
     Bank of New York as Successor         Statement on Form S-3, Commission
     Trustee to Citibank, N.A.             File No. 33-36180, filed with the
                                           Commission on August 1, 1990.

4(b) First Supplemental Indenture dated    Incorporated by reference to Exhibit
     as of July 1, 1986 between the        4(b) to the Company's Registration
     Company and The Bank of New York as   Statement on Form S-3, Commission
     Successor Trustee to Citibank, N.A.   File No. 33-36180, filed with the
                                           Commission on August 1, 1990.

4(c) Second Supplemental Indenture dated   Incorporated by reference to Exhibit
     as of April 2, 1992 between the       4(c) to the Company's Annual Report
     Company and The Bank of New York as   on Form 10-K for the year ended
     Successor Trustee to Citibank, N.A.   December 31, 1992.

4(d) Agreement of Resignation, Appoint-    Incorporated by reference to Exhibit
     ment and Acceptance dated as of       4(d) to the Company's Annual Report
     May 17, 1993 by and among the         on Form 10-K for the year ended
     Company, Citibank, N.A., as           December 31, 1993.
     Resigning Trustee, and The Bank
     of New York, as Successor Trustee.

4(e) Form of 8-5/8% Notes due              Incorporated by reference to Exhibit
     April 1, 1997.                        4(f) to the Company's Annual Report
                                           on Form 10-K for the year ended
                                           December 31, 1992.

4(f) Form of 9-1/4% Notes due              Incorporated by reference to Exhibit
     April 1, 2002.                        4(g) to the Company's Annual Report
                                           on Form 10-K for the year ended
                                           December 31, 1992.






4(g)  Form of 9-3/4% Debentures due        Incorporated by reference to Exhibit
      April 1, 2012.                       4(h) to the Company's Annual Report on
                                           Form 10-K for the year ended
                                           December 31, 1992.

                                                            Form 10-K Page 14

4(h) Form of 8-1/4% Notes due              Incorporated by reference to Exhibit
     July 1, 2000.                         4(h) to the Company's Annual Report on
                                           Form 10-K for the year ended
                                           December 31, 1993.

4(I) Rights Agreement dated as of          Incorporated by reference to Exhibits
     August 2, 1990 between the            1 and 2 to the Company's Report
     Company and First Chicago Trust       on Form 8-K filed with the
     Company of New York, which includes   Commission on August 6, 1990.
     as Exhibit B thereto the form of
     Rights Certificate.

4(j) Amendment Number One to Rights
     Agreement, dated as of
     January 3, 1995.

Pursuant to Item 601(b)(4)(iii) of
Regulation S-K, the Company is not filing certain instruments with respect to long-term debt because the amount of securities currently authorized under any of them does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.
The Company hereby agrees to furnish a
copy of any such instrument to the
Commission upon request.

10(a)* McDonnell Douglas Corporation       Incorporated by reference to Exhibit
       Incentive Award Plan, as amended    10(b) to the Company's Annual Report
       and restated as of July  20, 1990.  on Form 10-K for the year ended
                                           December  31, 1990.

10(b)* Incentive Compensation Program,     Incorporated by reference to Exhibit
       as amended and restated as of       10(b) to the Company's Annual Report
       March 2, 1992 under the McDonnell   on Form 10-K for the year ended
       Douglas Corporation Incentive       December 31, 1991.
       Award Plan.

10(c)* Long-Term Incentive Program, as
       amended and restated as of
       February 8, 1995 under the
       McDonnell Douglas Corporation
       Incentive Award Plan.








10(d)* McDonnell Douglas Corporation
       Performance Sharing Plan, as
       amended and restated as of
       February 8, 1995.

10(e)* McDonnell Douglas Corporation       Incorporated by reference to Exhibit
       Deferred Compensation Plan for      10(e) to the Company's Annual Report
       Nonemployee Directors.              on Form 10-K for the year ended
                                           December  31, 1992.

10(f)* McDonnell Douglas Corporation       Incorporated by reference to Exhibit
       1994 Performance and Equity         4(a) to the Company's Registration
       Incentive Plan.                     Statement on Form S-8, Commission File
                                           No. 33-56129, filed with the
                                           Commission on October 21, 1994.

                                                         Form 10-K Page 15

10(g)* Service Agreement between           Incorporated by reference to Exhibit
       Kenneth M. Duberstein and           10(f) to the Company's Annual Report
       McDonnell Douglas Corporation,      on Form 10-K for the year ended
       amended as of June 1, 1993.         December 31, 1993.

10(h)* Employment Agreement between
       Harry C. Stonecipher and McDonnell
       Douglas Corporation, dated as of
       September 24, 1994.

10(I)* Form of Performance Accelerated
       Restricted Stock Award Agreement
       (Service-Based Vesting)

10(j)* Form of Performance Accelerated
       Restricted Stock Award Agreement
       (Performance-Based Vesting)

11     Computation of earnings per share.

13     1994 McDonnell Douglas Corporation
       Annual Report to Shareholders,
       excluding the "Financial Highlights,"
       MDC Chairman/CEO's letter
       "To All Shareholders and Teammates,"
       "Community Involvement," and
       "Directors and Executive Officers."

21     Subsidiaries.

23     Consents of Independent Auditors
       regarding incorporation of their
       report included in the 1994
       Annual Report to Shareholders of
       McDonnell Douglas Corporation
       into Form 10-K and incorporation
       of Form 10-K into Registration
       Statements on Form S-3 and Form S-8.




27     Financial Data Schedule

99     Computation of Ratio of Earnings to Fixed Charges.


* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to
  Item 14(c) of Form 10-K.



       22                                              Form 10-K Page 16

                        MCDONNELL DOUGLAS CORPORATION
                              AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENT SCHEDULES



The following consolidated financial statement schedules of McDonnell Douglas Corporation and Subsidiaries for the year ended December 31, 1994 are included herein:


    Report of Independent Auditors

    Schedule II   Valuation and Qualifying Accounts


                                                        Form 10-K Page 17

                       REPORT OF INDEPENDENT AUDITORS



We have audited the consolidated financial statements of McDonnell Douglas Corporation and subsidiaries (MDC) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 17, 1995 (incorporated by reference elsewhere in this Annual Report on Form 10K). Our audits also included the financial statement schedule listed in item 14(a) of this Annual Report on Form 10K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

St. Louis, Missouri
January 17, 1995



       23                                               Form 10-K Page 18


              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          McDonnell Douglas Corporation
                Years Ended December 31, 1994, 1993, and 1992
                               (Millions of dollars)
                                  BALANCE     CHARGED                        BALANCE
                                     AT          TO     CHARGED                AT
                                  BEGINNING  COSTS AND     TO                  END
                                     OF         AND      OTHER                 OF
DESCRIPTION                        PERIOD    EXPENSES   ACCOUNTS DEDUCTIONS  PERIOD
-----------                        ------    --------   -------- ----------  ------
Year Ended December 31, 1994:
  Allowance for commercial
   aircraft financing                $20         $          $          $10      $10
  Allowance for uncollectible
   accounts                           50          13                    13       50
                                     ---         ---        ---        ---      ---
                                     $70         $13        $          $23      $60
                                     ===         ===        ===        ===      ===


Year Ended December 31, 1993:
  Allowance for commercial
   aircraft financing                $ 6         $14        $          $        $20
  Allowance for uncollectible
   accounts                           48          15         2          15       50
                                     ---         ---        ---        ---      ---
                                     $54         $29        $2         $15      $70
                                     ===         ===        ===        ===      ===

Year Ended December 31, 1992:
  Allowance for commercial
    aircraft financing               $ 6         $          $          $        $ 6
  Allowance for uncollectible
   accounts                           57          22                    31       48
                                     ---         ---        ---        ---      ---
                                     $63         $22        $          $31      $54
                                     ===         ===        ===        ===      ===


NOTE:   Amounts charged to other accounts are principally reclassifications.
        Deductions are principally the write off of uncollectible accounts.
