Form 10-Q
period 1995-03-31
MCDONNELL DOUGLAS CORP
filed 1995-05-10
CIK 63917

                                 FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1995
                               ----------------------------------------
OR

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

       Yes   X    No      .
          ------    ------
=======================================================================
Common shares outstanding at April 30, 1995 - 114,113,045 shares

TABLE OF CONTENTS



                                                                    10Q
PART I     FINANCIAL INFORMATION                                  Page No.


           ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                      3

               BALANCE SHEET                                         4-5

               CONSOLIDATED STATEMENT OF CASH FLOWS                    6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           7-14

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       15-23



PART II    OTHER INFORMATION


           ITEM 1.  LEGAL PROCEEDINGS                                 24

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                  25

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       MCDONNELL DOUGLAS CORPORATION
                    CONSOLIDATED STATEMENT OF EARNINGS
                 (Millions of dollars, except share data)


THREE MONTHS ENDED MARCH 31                         1995         1994
                                                  --------     --------
                                                       (unaudited)

Revenues                                          $ 3,333      $ 2,953

Costs and expenses:
  Cost of products, services and rentals            2,794        2,420
  General and administrative expenses                 156          169
  Research and development                             68           80
  Interest expense:
    Aerospace segments                                 37           42
    Financial services and other segment               27           32
                                                  --------     --------

      Total Costs and Expenses                      3,082        2,743
                                                  --------     --------

    EARNINGS BEFORE INCOME TAXES                      251          210

Income taxes                                           92           76
                                                  --------      -------
    NET EARNINGS                                  $   159       $  134
                                                  ========      =======

EARNINGS PER SHARE                                $  1.38       $ 1.13
                                                  ========      =======


DIVIDENDS DECLARED PER SHARE                      $   .20       $  .12
                                                  ========      =======






The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                           McDonnell Douglas Corporation
                                           and Consolidated Subsidiaries
                                           -----------------------------
                                                 March 31   December 31
                                                     1995         1994
                                                  ---------   ----------
                                                 (unaudited)
Assets
  Cash and cash equivalents                        $   896     $   421
  Accounts receivable                                  641         772
  Finance receivables and property on lease          2,182       2,087
  Contracts in process and inventories               5,356       5,806
  Property, plant and equipment                      1,543       1,597
  Investment in Financial Services                       -           -
  Other assets                                       1,556       1,533
                                                   --------    --------
Total Assets                                       $12,174     $12,216
                                                   ========    ========

Liabilities And Shareholders' Equity
Liabilities:
  Accounts payable and accrued expenses            $ 2,246     $ 2,485
  Accrued retiree benefits                           1,275       1,298
  Income taxes                                         790         723
  Advances and billings in excess of related
    costs                                            1,222       1,200
  Notes payable and long-term debt:
    Aerospace segments                               1,292       1,272
    Financial services and other segment             1,394       1,297
                                                   --------    --------
                                                     8,219       8,275

Minority Interest                                       70          69

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1995, 114.6 shares; 1994, 116.7 shares             115         117
  Additional capital                                    80         191
  Retained earnings                                  3,713       3,576
  Unearned compensation                                (23)        (12)
                                                   --------    --------
                                                     3,885       3,872
                                                   --------    --------
Total Liabilities and Shareholders' Equity         $12,174     $12,216
                                                   ========    ========


The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                Financial Services
  ----------------------          ------------------------
   March 31  December 31           March 31    December 31
     1995         1994                1995         1994
  --------     --------            ---------     --------
 (unaudited)                      (unaudited)

  $   872      $   408              $    24      $    13
      766          916                    -            1
      161          152                2,021        1,935
    5,356        5,806                    -            -
    1,427        1,441                  116          156
      314          313                    -            -
    1,433        1,420                  123          113
  --------     --------             --------     --------
  $10,329      $10,456              $ 2,284      $ 2,218



  $ 2,171     $  2,382              $   200      $   248
    1,275        1,298                    -            -
      473          424                  317          299

    1,186        1,162                   36           38

    1,269        1,249                   23           23
        -            -                1,394        1,297
  --------     --------             --------     --------
    6,374        6,515                1,970        1,905

       70           69                    -            -




      115          117                    -            -
       80          191                  238          238
    3,713        3,576                   76           75
      (23)         (12)                   -            -
  --------     --------             --------     --------
    3,885        3,872                  314          313
  --------    ---------             --------      -------
  $10,329      $10,456              $ 2,284      $ 2,218
  ========     ========             ========     ========


As used on this page, "MDC Aerospace" means the basis of consolidation as described in Note 1 to the financial statements; "Financial Services" means McDonnell Douglas Financial Services Corporation and all of its affiliates and associated companies and McDonnell Douglas Realty Company.
Transactions between MDC Aerospace and Financial Services have been eliminated from the "McDonnell Douglas Corporation and Consolidated Subsidiaries" columns.

                       MCDONNELL DOUGLAS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                           (Millions of dollars)

THREE MONTHS ENDED MARCH 31                         1995        1994
                                                  --------     --------
                                                       (unaudited)
OPERATING ACTIVITIES
  Net earnings                                     $  159       $  134
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                    65           71
      Gain on sale of assets                            -          (20)
      Pension income                                  (50)         (33)
      Non-cash retiree health care costs                1            4
      Change in operating assets and liabilities      395          170
                                                   -------      -------

    NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                      570          326

INVESTING ACTIVITIES
  Property, plant and equipment acquired              (42)         (31)
  Finance receivables and property on lease           (64)          55
  Proceeds from sale of assets                         25           23
  Other                                                 9           35
                                                   -------      -------

    NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                      (72)          82

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                           68           (7)
  Debt having maturities more than 90 days:
    New borrowings                                    137          126
    Repayments                                        (88)        (350)
  Minority interest                                     1            -
  Proceeds of stock options exercised                   -            2
  Common shares purchased                            (119)           -
  Dividends paid                                      (22)         (13)
                                                   -------      -------

    NET CASH USED BY FINANCING
      ACTIVITIES                                      (23)        (242)
                                                   -------      -------

    INCREASE IN CASH AND CASH EQUIVALENTS             475          166

Cash and cash equivalents at beginning of year        421           86
                                                   -------      -------

Cash and cash equivalents at end of period         $  896       $  252
                                                   =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

                       MCDONNELL DOUGLAS CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1995
                           (Millions of dollars)




1.   Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in McDonnell Douglas Corporation's (MDC) Annual Report to Shareholders for the year ended December 31, 1994.

The consolidated financial statements include the accounts of McDonnell Douglas Corporation and its subsidiaries including McDonnell Douglas Financial Services Corporation (MDFS), parent company of McDonnell Douglas Finance Corporation (MDFC). In consolidation, all significant intercompany balances and transactions are eliminated.

The consolidating balance sheet represents the adding together of all affiliates - companies that McDonnell Douglas Corporation directly or indirectly controls, either through majority ownership or otherwise. Financial data and related measurements are presented in the following categories:

   MDC Aerospace. This represents the consolidation of McDonnell Douglas Corporation and its subsidiaries other than MDFS and McDonnell Douglas Realty Company (MDRC), which are presented on a one-line basis as Investment in Financial Services.

   Financial Services. This represents the consolidation of MDFS (and its subsidiaries) and MDRC, both wholly-owned subsidiaries of MDC.

   McDonnell Douglas Corporation and Consolidated Subsidiaries. This represents the consolidation of McDonnell Douglas Corporation and all its subsidiaries (MDC).

2.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                          March 31      December 31
                                           1995            1994
                                       -----------     -----------

Government contracts in process         $ 5,535         $ 5,548
Commercial products in process            4,074           4,127
Material and spare parts                    687             710
Progress payments to subcontractors       1,339           1,438
Progress payments received               (6,279)         (6,017)
                                        --------        --------

                                        $ 5,356         $ 5,806
                                        ========        ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue which is currently not billable.

The Navy on January 7, 1991, notified MDC and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. On June 7, 1991, the Team filed a legal action to contest the Navy's default termination, assert its rights to convert the termination to one for "the convenience of the Government," and obtain payment for work done and costs incurred on the A-12 contract, but not paid to date. The Navy has agreed to continue to defer repayment of $1.334 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it remains in force until the dispute as to the type of termination is resolved by the pending litigation in the United States Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. On December 9, 1994, the U.S. Court of Federal Claims ordered the January 7, 1991 decision terminating the contract for default vacated because that decision was not properly made.
A trial of certain of the remaining issues related to the termination is scheduled to commence in late 1995.

At March 31, 1995, Contracts in Process and Inventories include approximately $563 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on MDC's belief that the termination for default would be converted to a termination for convenience, that the Team will establish a minimum of $250 million in claims adjustments, that there is a range of reasonably possible results on termination for convenience, and that it is prudent to provide for what MDC believes is the upper range of possible loss on termination for convenience,
                                   -8-
namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of March 31, 1995, as a result of a termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default was contrary to law and fact, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government, and that, subject to sustaining that the termination is properly one for the convenience of the Government, the probable claims adjustments are not less than $250 million.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the T-45 Training System which included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T- 45A. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At March 31, 1995, Contracts in Process and Inventories include costs for the related contracts of $168 million. Realization of this amount is dependent in part on (i) costs to complete these contracts not exceeding present estimates and (ii) realization of expected amounts of recovery on claims filed with respect to the improvements. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993, the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $152 million would be required on the related development and low rate initial production contracts.

                                     -9-

Resolution of claims on the A-12 and T-45 contracts will involve negotiation with the Government or litigation, and the ultimate realization and receipt of future revenue may vary from current estimates.

In January 1994, MDC and the Department of Defense (DoD) agreed to a settlement which covered a range of issues related to the C-17 military aircraft program. MDC and the Air Force executed contract modifications to implement the settlement in February 1995. As a result, claims and other costs previously included in Contracts in Process and Inventories and covered by the settlement were eliminated during the first quarter of 1995 as payments were received.

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. The estimated costs at completion of these combined C-17 contracts, excluding general and administrative costs and other period costs, exceed the estimated revenue of the combined contracts. The Air Force continues to reduce payments to MDC under the C-17 contracts, largely due to the DoD projecting production costs at completion in excess of MDC's estimates at completion and due to work remaining on delivered aircraft. As of March 31, 1995, the Air Force had withheld approximately $74 million from MDC's progress payment requests on these C-17 contracts, along with additional withholds of approximately $59 million on the price of delivered C-17 aircraft.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. Since inception and based upon current projections, MDC believes use of 301 aircraft in the program is appropriate. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at March 31, 1995, includes net deferred production costs of $1.121 billion and unamortized tooling of $247 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Commercial products in process for the MD-11 programs at December 31, 1994 and March 31, 1994, included net deferred production costs of $1.202 billion and $1.341 billion, respectively, and unamortized tooling of $247 million and $259 million, respectively. Under the current costing percentage, an estimated $1.0 billion of current and future deferred costs will be recovered from firm orders received after March 31, 1995. This amount is relatively unchanged during the past three years.

MDC delivered 4 trijets during the first quarter of 1995 compared with 3 during the first quarter of 1994. As of March 31, 1995, MDC had delivered
133 MD-11 aircraft and has 40 aircraft on firm order. In addition, MDC had 84 options and reserves representing potential
                                  -10-
future orders for the MD-11. Total orders, representing deliveries plus undelivered firm orders, have been static during the last three years. MDC periodically, and at least annually, reviews its assumptions as to the size of the pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. The percent used to charge cost of sales has remained constant since 1992, as cost increases related to extending the estimated delivery period were offset by operational efficiencies. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at March 31, 1995, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.

3.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

At March 31, 1995, MDC Aerospace has a revolving credit agreement (RCA) under which MDC Aerospace may borrow up to $1.25 billion through July 1998. Under the credit agreement, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the credit agreement at March 31, 1995.

In 1992, MDC Aerospace commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of March 31, 1995, MDC Aerospace has issued $152 million of medium-term notes, of which $121 million is currently outstanding. During 1993, MDC Aerospace issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of March 31, 1995, $198 million of securities registered under the shelf registration remain unissued.

Senior debt securities totaling $1,145 million, including the $200 million above issued in 1993, were outstanding at March 31, 1995. The notes were issued in 1992 and 1993 with interest rates of 8.3% to 9.8% and maturities from 1997 to 2012. Aerospace long-term debt also includes an aerospace-related obligation of McDonnell Douglas Realty Company in the amount of $23 million at March 31, 1995.
                              -11-

Financial Services Credit Agreements

At March 31, 1995, MDFS and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in September 1998, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There are no outstanding borrowings under this agreement at March 31, 1995. Commercial paper of $129 million outstanding at March 31, 1995 is fully supported by unused commitments under this agreement.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

Since June 1993, MDFC has issued $518 million of debt securities registered with the Securities and Exchange Commission under shelf registrations. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of March 31, 1995, $131 million of securities registered under the shelf registration remain unissued.

4.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At March 31, 1995, $389 million in guarantees are outstanding on delivered aircraft. At March 31, 1995, MDC had made offers totaling $649 million to lease aircraft scheduled to be delivered during 1995 to 1998 and had made offers totaling $121 million to accept notes in payment for aircraft or guarantee financing for customers for ordered but undelivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $168 million at March 31, 1995.

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by Viacao Aerea Rio-Grandense, S.A. (Varig). During March 1994, Varig notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations. MDC has made and will continue through the first half of 1995 to make lease payments on behalf of Varig. These payments have not and are not expected to have a significant adverse effect on MDC's cash flow or financial position. MDC and Varig have tentatively negotiated a repayment schedule calling for payments to begin later in 1995.

During October 1994, Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of its overall plan, TWA requested and MDC agreed to defer six months of lease and other payments. Under the agreement, deferred amounts will be repaid to MDC over a 28 month period which commenced in April 1995. While the ultimate outcome of the proposed restructuring plan is dependent upon factors beyond the control of MDC, it is not expected to be materially adverse to MDC.

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

At March 31, 1995, the accrued liability for environmental cleanup matters at Superfund sites and for MDC's current and former operating sites was $26 million. Claims for recovery have not been netted against the disclosed environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the waste sites, any gain is contingent upon a successful outcome and has not been accrued. MDC believes any amounts paid in excess of the accrued liability will not have a material effect on its financial position, results of operations, liquidity or cash flow.

A number of legal proceedings and claims are pending or have been asserted against MDC including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous waste. A substantial portion of such legal proceedings and claims is covered by insurance. MDC believes that the final outcome of such proceedings and claims will not have a material adverse effect on MDC's financial position, results of operations, liquidity or cash flow.

See Note 2, Contracts in Process and Inventories, for a discussion of certain risks on fixed price development contracts.

5.   Operations of MDFS

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS.

Three Months Ended March 31                 1995           1994
                                          -------        --------
Earned income                              $  47           $  49
Costs and expenses                            34              37
Net earnings                                   9               7
Dividends                                      9               6

6.   Supplementary Payment Information

Three Months Ended March 31                 1995             1994
                                          --------         --------

Interest paid                              $ 100            $  63
Income taxes paid                             25                3

7.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the three-month period which were 115,818,563 in 1995 and 118,058,925 in 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in MDC's 1994 Annual Report to Shareholders.


Results of Operations

MDC revenue increased to $3.333 billion in the first quarter of 1995, compared to $2.953 billion in the first quarter of 1994. Most of this increase was associated with the commercial aircraft segment, where 1995 first quarter deliveries of both twin jets and trijets exceeded the 1994 level. Revenue decreases in the missiles, space and electronic systems segment and the financial services and other segment were more than offset by revenue increase in the military aircraft segment.

Net earnings for the first quarter of 1995 were $159 million, a 19% increase over the first quarter 1994 net earnings of $134 million. The earnings improvement was led by the F-15 and C-17 programs in the military aircraft segment. This same segment showed continued improvement in profit margin and also had higher revenues -- accounting for almost 58% of total revenues.

The military aircraft segment had record operating earnings in the first quarter of 1995 due to improved earnings on the F-15 and C-17 programs. Operating earnings in the commercial aircraft segment for the first quarter of 1995 were higher than the comparable quarter in 1994 due in part to increased earnings from the sale of spare parts and related services. The missiles, space and electronic systems segment earnings in the first quarter of 1995 were flat as compared to the same quarter in 1994. First quarter 1995 operating earnings in the financial services and other segment decreased from the first quarter of 1994. Most of the prior year's higher earnings in this segment were attributed to a gain on the sale of property by McDonnell Douglas Realty Company (MDRC).

Interest expense for the aerospace segments in the first quarter of 1994 was $37 million, down from $42 million in 1994's first quarter. The lower interest reflects reduced aerospace debt.

Pension income totaled $50 million in the 1995 first quarter, up from $33 million in 1994's first quarter. The increased pension income reflects a higher actuarial interest assumption for the discount rate and a greater amount of earnings on an increased asset base. MDC did not change the rate of return assumption, however, plan assets have increased over the prior year.

                                           Three Months Ended
                                                March 31
                                           1995         1994
                                         --------     --------
                                         (Millions of dollars)
Revenues
  Military aircraft                      $ 1,929       $ 1,822
  Commercial aircraft                        917           589
  Missiles, space and electronic
    systems                                  407           445
  Financial services and other                77            93
                                         --------      --------
    Operating revenues                     3,330         2,949

  Non-operating income                         3             4
                                         --------      --------
  Total Revenues                         $ 3,333       $ 2,953
                                         --------      --------

Earnings
  Military aircraft                      $   210       $   166
  Commercial aircraft                         12             3
  Missiles, space and electronic
    systems                                   59            60
  Financial services and other                12            30
                                         --------      --------
    Operating earnings                       293           259

  Corporate and other                         (5)           (7)
  Interest expense                           (37)          (42)
  Income taxes                               (92)          (76)
                                          -------      --------
  Net Earnings                           $   159       $   134
                                         ========      ========


Military Aircraft

Revenues in the military aircraft segment increased 6% in the first quarter of 1995 to $1.9 billion from $1.8 billion in the first quarter of 1994.
The F-15 program was the main contributor to this increase, as a result of production of F-15s for Saudi Arabia and Israel.

This segment had a record quarter with operating earnings of $210 million compared with $166 million in the same period in 1994. Improved earnings in the F-15 program, where volume doubled over the 1994 first quarter, and the C-17 program, where earnings included a performance award fee, contributed to the improved results.

MDC received payment in the first quarter of 1995 related to the C-17 omnibus settlement. See also "Liquidity", page 17.

Commercial Aircraft

Revenues increased 56% to $917 million in the 1995 first quarter, compared with $589 million in the 1994 same quarter. The increase in revenues resulted from increased commercial aircraft deliveries. MDC delivered nine twin jets, including the first three MD-90 twin jets, and four trijets in 1995's first quarter. Four twin jets and three trijets were delivered in the 1994 first quarter.

Operating earnings in the 1995 first quarter were $12 million, compared with $3 million in the first quarter of 1994. Increased earnings from the sale of spare parts and related services contributed to this improvement.

Missiles, Space and Electronic Systems

Revenues decreased to $407 million in the first quarter of 1995, from $445 million in the same period in 1994. Revenues in the Tomahawk program were lower than in the prior years, as MDC's work on this program winds down.

Operating earnings in the first quarter of 1995 were $59 million, compared with earnings of $60 million in the first quarter of 1994. Increased earnings in the space station were offset by lower earnings in the Tomahawk missiles program.

Financial Services

Operating earnings in the financial services and other segments were $12 million in the 1995 first quarter, compared with $30 million in the 1994 same period. The 1994 first quarter earnings included a $20 million pre-tax gain on the sale of commercial real estate by MDRC.

Liquidity

As detailed in this section, MDC believes that it has sufficient sources of capital to meet anticipated needs.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At March 31, 1995, MDC had a revolving credit agreement under which MDC could borrow up to $1.25 billion through July 1998. There were no amounts outstanding under the credit agreement at March 31, 1995.

In 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the Securities and Exchange Commission (SEC). As of March 31, 1995, $198 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements.

MDC has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. No receivable interests were sold as of March 31, 1995.

Aerospace Cash & Cash Equivalents. Although aerospace debt remained steady at just under $1.3 billion, aerospace cash and cash equivalents at March 31, 1995, more than doubled the December 31, 1994 level. Aerospace cash and cash equivalents were $872 million at March 31, 1995, compared with $408 million at December 31, 1994. This cash level includes C-17 program first quarter receipts related to the omnibus settlement, and includes reduction of
                                   -17-
$119 million used to repurchase 2.2 million shares of common stock during the quarter. The stock purchase is part of MDC's previously announced shareholder value initiative.

Shareholder Initiatives. On October 28, 1994, MDC's Board of Directors authorized a stock repurchase plan which authorizes MDC to purchase up to 18 million shares, or about 15 percent of MDC's common stock. Although funds are available under existing credit agreements, MDC intends to use excess cash flow to finance the stock repurchase program and does not expect the program to affect negatively MDC's ability to fund capital spending, research and development, or acquisitions. As of March 31, 1995, MDC had repurchased 4.0 million shares at a cost of $204 million.

C-17 Settlement. In January 1994, MDC and the Department of Defense (DoD) agreed to a settlement which covered a range of issues related to the C-17 military aircraft program. MDC and the Air Force executed contract modifications to implement the settlement in February 1995. As indicated above, payment relating to the settlement was received in the first quarter of 1995.

Commercial Aircraft Financing. Difficulties in the commercial airline industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 4, Commitments and Contingencies, page 12, MDC also has outstanding guarantees of $389 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees will have a material adverse effect upon its earnings, cash flow or financial position.

MDC has also made offers totaling $649 million to lease aircraft scheduled for delivery during 1995 to 1998. Although earnings, cash flows, and financial position could be adversely impacted, MDC does not anticipate that the existence of such lease offers will have a material adverse effect on earnings, cash flow or financial position. See also Note 4, Commitments and Contingencies, page 12.

MDC's outstanding guarantees include approximately $125 million related to MD-11s operated by Viacao Aerea Rio-Grandense, S.A. (Varig). In addition, Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, during October 1994 proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. Neither delays in payments from Varig nor the effects of the TWA restructuring are expected to have a material adverse effect on earnings, cash flow or financial position of MDC. See Note 4, Commitments and Contingencies, page 12, for a further discussion of Varig and TWA.
                                     -18-

Financial Services. Financial Services debt on March 31, 1995, was approximately $1.4 billion, up from approximately $1.3 billion at December 31, 1994. McDonnell Douglas Financial Services Corporation (MDFS), through its McDonnell Douglas Finance Corporation (MDFC) subsidiary, has traditionally obtained cash from operating activities, placements of debt, issuances of commercial paper and the normal run-off of its portfolio to fund its operations. Since June 1993, MDFC has issued $518 million of debt securities registered with the SEC under shelf registrations.

MDFC has also used, and in the future anticipates using, cash provided by operations, commercial paper borrowings, borrowings under bank credit lines and unsecured term borrowings as its primary sources of funding. MDFC anticipates using proceeds from the issuance of additional public debt to fund future growth.

Business and Market Considerations

General

MDC is a major participant in both the defense and commercial aerospace industries. MDC has a wide range of programs in production and development, and is the world's leading producer of military aircraft. MDC is one of the largest U.S. defense contractors and NASA prime contractors based on prime contracts awarded. MDC is one of the three principal manufacturers of large commercial transport aircraft outside the former Soviet Union.

Downsizing has had and continues to have a negative impact on the utilization of MDC's facilities and capacity, and on labor costs due to inefficiencies caused by the reassignment of workers as a result of layoffs. During 1992, MDC consolidated its six government aerospace companies into one division and since then has closed several of its manufacturing facilities to streamline operations and create greater efficiencies. MDC also communicated its strategy to concentrate on its principal aerospace businesses, and as a result sold non-core business assets to implement this strategy.

In March 1995, MDC announced that in late 1995 it will close two facilities, one in Titusville, Florida and another in St. Charles, Missouri, as part of its continuing consolidation of facilities due to excess capacity throughout MDC. The plant in Titusville will close after production of Tomahawk cruise missiles for the U.S. Navy and other operations come to an end there in August 1995. Operations at the St. Charles facility, which included production of electrical wire bundles and ground support equipment for aircraft and missile systems, will be reassigned to other MDC locations.

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the first quarter of 1995 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1994 Annual Report to Shareholders.
                                    -19-

Military Aerospace Business

C-17 Globemaster III.  In January 1995, the first squadron of 12
C-17s was declared operationally ready for worldwide service and began readiness exercises for the Reliability, Maintainability and Availability (RM&A) evaluations in July 1995. During the RM&A, the C-17 fleet well be tested under peacetime and simulated wartime emergency conditions. The DoD is expected to make a decision in late 1995 on whether to extend the total buy of C-17s beyond the 40 aircraft to which it is now committed.

The eighteenth and nineteenth C-17 production aircraft, P-18 and P-19, were delivered to the Air Force in February and April 1995 respectively. P-19 is the seventh C-17 in a row delivered ahead of schedule. To date, the Air Force has taken delivery of twenty C-17s. The next production aircraft is over 95% complete and is scheduled for delivery during the second quarter.

For additional information regarding Government inquires on the C-17 program, see also "Government Business Audits, Reviews and Investigations", page 22.

F-18 Hornet. In early January, MDC received six separate contract awards totaling approximately $1 billion. The two largest contract awards represented modifications to orders by Switzerland and Finland for F/A-18C/D aircraft.

On January 12, 1995, the structural assembly of the forward fuselage for the F/A-18E/F advanced tactical strike fighter was completed, moving a step closer to the scheduled first flight in December 1995. The F/A-18E/F program is more than 40 percent through development from a cost standpoint. Development of the F/A-18E/F is on schedule.

T45TS. The T45 Training System, composed of the T45A Goshawk and other training system elements, was authorized for full-rate production of 12 aircraft per year, following a successful DoD Milestone III review January 17, 1995. Current Navy procurement plans for the T45TS call for 174 Goshawk aircraft to be produced through 2003.

MD 600N. On January 30, 1995, the new stretch version of the MD 500N series commercial helicopter was publicly unveiled, and the first year's production was sold out on the first day advance purchase orders were offered. Formal approval for production was given in March. Full development and certification is expected to be completed in 1996 with first deliveries following immediately.

SLAM ER. The Navy awarded a $91.6 million contract for the Engineering and Manufacturing Development phase of the Standoff Land Attack Missile-Expanded Response (SLAM ER) retrofit program. SLAM ER conversion kits will be used to upgrade the Navy's inventory of SLAMs into the SLAM ER configuration.

Delta III. MDC announced its intent to develop the Delta III, a launch vehicle with payload capacity of 8,400 pounds, more than twice that of the Delta II. The first launch of this intermediate-class rocket is planned for 1998. MDC and Hughes Space and Communications International Inc. have signed a contract for 10 firm launches, plus options for additional launches through 2005. The total value of the contract could be up to $1.5 billion.

Commercial Aircraft Business

The commercial aircraft business continues to be highly market sensitive, and therefore competition and pricing are aggressive. Difficulties in the commercial aircraft industry have resulted and may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, defaulting on contracts for firm orders or not exercising options or reserves.

On March 31, 1995, the MD-80/90 program included 1,120 deliveries, 113 aircraft on firm order, and 118 options and reserves. On the same date, the MD-11 program included 133 deliveries, 40 aircraft on firm order, and 84 options and reserves representing potential firm orders. MDC had a decrease of one MD-11 trijet in the first quarter, related to a customer default.

The MD-11 program continues to operate at a loss after deducting period costs. MDC is accounting for the MD-11 program on a delivery basis using the program-average cost method. Under this method, certain production costs incurred during assembly of early MD-11 aircraft as well as tooling costs are being deferred and will be recognized on delivery of aircraft in future years based on a planned number of aircraft in the program. Production costs, combined with an allocation of tooling costs, on most of the aircraft delivered since 1993 were less than program-average costs.

MDC periodically, and at least annually, reviews its assumptions as to the size of the MD-11 pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. As part of this analysis during 1994, the estimated total costs to complete the 301 aircraft in the pool reflected decreases related to subcontractor costs, such as the cost of the MD-11 fuselage currently being produced by a subcontractor but scheduled to be produced by MDC beginning in early 1996, and production and assembly costs, where MDC continues to improve efficiency in the production process from procurement through assembly and delivery. These decreases, however, were offset by a similar amount of increased costs related to extending the period over which the 301 aircraft in the pool are expected to be delivered. In the aggregate, these changes had an offsetting impact and as a result, there was no change in the costing percentage used by MDC on the MD-11 program.

Based on current orders and scheduled delivery dates, MD-11 deliveries in 1996 and 1997 are expected to be lower than deliveries in the high teens planned for 1995. As a result, during the first quarter of 1995, MDC made a tentative decision to schedule production at the lower rate for the next two years. MDC is currently evaluating the impact of this production rate change on the MD-11 pool.

In July 1994, MDC began to solicit airline orders for a new 100-seat, medium range twin jet, called the MD-95, proposed to serve airline needs on routes with relatively light traffic or where demand for frequent departure lowers the number of passengers on each flight. A team of companies would produce the proposed plane, and thus share the risks, with MDC acting as the program manager responsible for systems integration, configuration, sales and product support. Although subject to certain future events, MDC is also expected to perform the final assembly work on the MD-95. Formal launch of the MD-95 is subject to meeting certain launch criteria, including receipt of sufficient orders from airline and leasing company customers.

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

In March 1991, the Securities and Exchange Commission (SEC) issued a Formal Order of Private Investigation looking into whether MDC violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with disclosures about and accounting for the A-12. In February 1993, the SEC issued subpoenas requesting additional information and broadened its inquiry to include the C-17 and possibly other programs. MDC believes that it has properly reported and disclosed information and accounted for its programs in accordance with generally accepted accounting principles.

In January 1993, the DoD Inspector General (IG) completed an inquiry into an allegation of favoritism and advantageous treatment accorded MDC by the DoD in connection with the C-17 Globemaster III program. The IG's report questioned contracting actions and payments by the U.S. Air Force and related information provided by the U.S. Air Force and MDC personnel. MDC believes that it properly reported and disclosed information relative to the C-17 contract and that it properly submitted bills to and was paid by the U.S. Air Force in accordance with DoD rules then in effect for work performed. In April 1993, the Air Force issued an extensive report responding to the allegations made by the DoD. Although the Air Force report reflected the difference between the parties concerning the segregation and payment of certain C-17 engineering costs, the report concluded that there was no illegal or improper plan or actions taken to provide payments to MDC and that the integrity of the acquisition system had not been compromised. In a November 1993 reply, the IG reasserted his conclusion that there had been an Air Force plan to assist MDC that exceeded the limits of what was permissible. See also Note 2, Contracts in Process and Inventories, page 8.

MDC and General Dynamics Corporation (GD) have filed a legal action to contest the Navy's termination for default on the A-12 contract. The Navy has agreed to continue to defer repayment of $1.334 billion alleged to be due with interest from January 7, 1991, from MDC and GD as a result of the termination for default of the A-12 program. The agreement provides that it remains in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either MDC or GD such that deferment is no longer in the best interest of the Government. On December 9, 1994, the U.S. Court of Federal Claims ordered the January 7, 1991 decision terminating the contract for default vacated because that decision was not properly made.
A trial of certain of the remaining issues related to the termination is scheduled to commence in late 1995. See also Note 2, Contracts in Process and Inventories, page 8.

Union Negotiations

During April 1995, MDC and the United Aerospace Workers in Long Beach, California and various other locations ratified a new five year contract which will expire in the year 2000.

MDC also has union contracts with the International Association of Machinist and Aerospace Workers in California and various other unions which expire in the fourth quarter of 1995.

PART II  OTHER INFORMATION

  ITEM 1.   LEGAL PROCEEDINGS

On April 24, 1995, the Superior Court of Los Angeles County (Long Beach Division) entered a consent decree and a stipulated judgment with respect to two jet fuel spills at MDC's Douglas Aircraft Company facility in Long Beach, California. Douglas Aircraft Company is an unincorporated operating division of MDC. The consent decree resolves a complaint filed by the Long Beach City prosecutor against MDC in the Long Beach Municipal Court, arising out of a spill of jet fuel in March 1994 to the storm sewer system at the Douglas Aircraft facility. The complaint alleged violations of state law for: disposal of hazardous waste without a permit; discharge of a water pollutant without providing the proper report; discharging oil to marine waters; failure to immediately report the spill; permitting petroleum to pass into waters of the state; and discharging a substance deleterious to wildlife. The complaint sought statutory penalties. Under the consent decree MDC must pay approximately $515,000 for reimbursement of agency costs, natural resource damages, and supplemental environmental projects. Douglas Aircraft also agreed to conduct an audit of spill risks at its Long Beach facility, to take reasonable action in response to the audit findings, and to complete installation of a spill containment system at the facility. Douglas Aircraft also agreed to meet state marine facilities requirements at its Long Beach facility.

The stipulated judgment resolves potential liability with respect to a December 24, 1994 spill of jet fuel at the Douglas Aircraft-Long Beach facility. This judgment requires MDC to pay $962,300, which includes $200,000 as civil penalties and the remainder for reimbursement of agency costs, natural resource damages, and supplemental environmental projects. Douglas Aircraft also must remove the underground tank that contained the fuel which spilled on December 24 and remediate any soil contamination associated with the tank as required by law. Douglas Aircraft is prohibited during the next three years from intentionally or negligently discharging oil into marine waters from its Long Beach facility, and from failing to immediately report and begin cleanup action after discovery of any discharge of oil to marine waters from its Long Beach facility; it also must construct sampling sites to enable the Long Beach Health Department to sample stormwater at the facility during the same period. The South Coast Air Quality Management District has issued a notice of violation alleging a nuisance and failure to obtain a permit for an oil/water separator involved in the spill. No penalty has been proposed.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (27)  Financial Data Schedule
         (99)  Computation of Ratio of Earnings to Fixed Charges

     (b) Reports on Form 8-K

          None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.

                                    MCDONNELL DOUGLAS CORPORATION
                                             (Registrant)

Date:    May 10, 1995               /s/ R. L. Brand
         ------------               ---------------
                                    R. L. Brand
                                    Vice President and Controller
                                    and Registrant's Authorized Officer