Form 10-Q
period 1995-06-30
MCDONNELL DOUGLAS CORP
filed 1995-08-14
CIK 63917

                              10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               -----------------------------------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------

Commission file number    1-3685
                      --------------------------------------------------

                       MCDONNELL DOUGLAS CORPORATION
------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


            Maryland                              43-0400674
-------------------------------      -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.)
incorporation or organization)     Identification No.)


             Post Office Box 516, St. Louis, MO  63166
------------------------------------------------------------------------
         (Address and zip code of principal executive offices)


                                314-232-0232
------------------------------------------------------------------------
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X    No      .
           -----     -----
========================================================================
Common shares outstanding at July 31, 1995 - 112,983,357 shares

TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                 Page


   ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENT OF EARNINGS                 3-4

             BALANCE SHEET                                      5-6

             CONSOLIDATED STATEMENT OF CASH FLOWS                 7

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        8-15

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS     16-26



PART II  OTHER INFORMATION


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  27

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     27

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                  MCDONNELL DOUGLAS CORPORATION
               CONSOLIDATED STATEMENT OF EARNINGS
            (Millions of dollars, except share data)


THREE MONTHS ENDED JUNE 30                          1995      1994
                                                  -------    -------
                                                     (unaudited)

Revenues                                          $ 3,922   $ 3,250

Costs and expenses:
  Cost of products, services and rentals            3,336     2,712
  General and administrative expenses                 183       171
  Research and development                             72        80
  Interest expense:
    Aerospace segments                                 35        37
    Financial services and other segment               28        30
                                                  -------   -------
      Total Costs and Expenses                      3,654     3,030
                                                  -------   -------

    EARNINGS BEFORE INCOME TAXES                      268       220

Income taxes                                           99        82
                                                  -------   -------
    NET EARNINGS                                  $   169   $   138
                                                  =======   =======

EARNINGS PER SHARE                                $  1.48   $  1.17
                                                  =======   =======

DIVIDENDS DECLARED PER SHARE                      $   .20   $   .12
                                                  =======   =======







The accompanying notes are an integral part of the consolidated financial statements.

                  MCDONNELL DOUGLAS CORPORATION
               CONSOLIDATED STATEMENT OF EARNINGS
            (Millions of dollars, except share data)


SIX MONTHS ENDED JUNE 30                            1995         1994
                                                  -------      -------

(unaudited)

Revenues                                          $ 7,255      $ 6,203

Costs and expenses:
  Cost of products, services and rentals            6,130        5,132
  General and administrative expenses                 339          340
  Research and development                            140          160
  Interest expense:
    Aerospace segments                                 72           79
    Financial services and other segment               55           62
                                                  -------      -------
      Total Costs and Expenses                      6,736        5,773
                                                  -------      -------
    EARNINGS BEFORE INCOME TAXES                      519          430

Income taxes                                          191          158
                                                  -------      -------
    NET EARNINGS                                  $   328      $   272
                                                  =======      =======

EARNINGS PER SHARE                                $  2.86      $  2.30
                                                  =======      =======

DIVIDENDS DECLARED PER SHARE                      $   .40      $   .23
                                                  =======      =======






The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                           McDonnell Douglas Corporation
                                           and Consolidated Subsidiaries
                                           -----------------------------
                                                   June 30   December 31
                                                     1995        1994
                                                   --------   ----------
                                                 (unaudited)
Assets
  Cash and cash equivalents                        $   871     $   421
  Accounts receivable                                  791         772
  Finance receivables and property on lease          2,135       2,087
  Contracts in process and inventories               5,230       5,806
  Property, plant and equipment                      1,519       1,597
  Investment in Financial Services                       -           -
  Other assets                                       1,608       1,533
                                                   -------     -------
Total Assets                                       $12,154     $12,216
                                                   =======     =======
Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable and accrued expenses            $ 2,344     $ 2,485
  Accrued retiree benefits                           1,251       1,298
  Income taxes                                         695         723
  Advances and billings in excess of related
    costs                                            1,219       1,200
  Notes payable and long-term debt:
    Aerospace segments                               1,296       1,272
    Financial services and other segment             1,353       1,297
                                                   -------     -------
                                                     8,158       8,275

Minority Interest                                       69          69

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1995, 113.0 shares; 1994, 116.7 shares             113         117
  Additional capital                                     -         191
  Retained earnings                                  3,836       3,576
  Unearned compensation                                (22)        (12)
                                                   -------     -------
                                                     3,927       3,872
                                                   -------     -------
Total Liabilities and Shareholders' Equity         $12,154     $12,216
                                                   =======     =======



The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                  Financial Services
  ----------------------         --------------------------
  June 30    December 31             June 30   December 31
    1995         1994                  1995       1994
  -------      -------              -------      -------
 (unaudited)                      (unaudited)

  $   852      $   408              $    19      $    13
      912          916                    1            1
      161          152                1,974        1,935
    5,230        5,806                    -            -
    1,404        1,441                  115          156
      317          313                    -            -
    1,466        1,420                  142          113
  -------      -------              -------      -------
  $10,342      $10,456              $ 2,251      $ 2,218
  =======      =======              =======      =======


  $ 2,254     $  2,382              $   212      $   248
    1,251        1,298                    -            -
      382          424                  313          299

    1,185        1,162                   34           38

    1,274        1,249                   22           23
        -            -                1,353        1,297
  -------      -------              -------      -------
    6,346        6,515                1,934        1,905

       69           69                    -            -




      113          117                    -            -
        -          191                  238          238
    3,836        3,576                   79           75
      (22)         (12)                   -            -
  -------      -------              -------      -------
    3,927        3,872                  317          313
  -------      -------              -------      -------
  $10,342      $10,456              $ 2,251      $ 2,218
  =======      =======              =======      =======

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

                  MCDONNELL DOUGLAS CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Millions of dollars)


SIX MONTHS ENDED JUNE 30                            1995         1994
                                                   ------       ------
                                                       (unaudited)
OPERATING ACTIVITIES
  Net earnings                                     $  328       $  272
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                   127          142
      Gain on sale of assets                            -          (20)
      Pension income                                  (93)         (66)
      Change in operating assets and liabilities      446          337
                                                   ------       ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES         808          665

INVESTING ACTIVITIES
  Property, plant and equipment acquired              (68)         (59)
  Finance receivables and property on lease           (87)          65
  Proceeds from sale of assets                         25           23
  Other                                               (21)         (18)
                                                   ------       ------
    NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                     (151)          11

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                           28           28
  Debt having maturities more than 90 days:
    New borrowings                                    235          280
    Repayments                                       (183)        (724)
  Proceeds of stock options exercised                   1            2
  Common shares purchased                            (242)           -
  Dividends paid                                      (46)         (27)
                                                   ------       ------
    NET CASH USED BY FINANCING ACTIVITIES            (207)        (441)
                                                   ------       ------
    INCREASE IN CASH AND CASH EQUIVALENTS             450          235

Cash and cash equivalents at beginning of year        421           86
                                                   ------       ------
Cash and cash equivalents at end of period         $  871       $  321
                                                   ======       ======







The accompanying notes are an integral part of the consolidated financial statements.

                  MCDONNELL DOUGLAS CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1995
                      (Millions of dollars)




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

2.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                        June 30       December 31
                                          1995            1994
                                        --------        --------

Government contracts in process         $ 5,722         $ 5,548
Commercial products in process            3,649           4,127
Material and spare parts                    696             710
Progress payments to subcontractors       1,323           1,438
Progress payments received               (6,160)         (6,017)
                                        -------         -------
                                        $ 5,230         $ 5,806
                                        =======         =======

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

At June 30, 1995, Contracts in Process and Inventories include approximately $566 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on MDC's belief that the termination for default would be converted to a termination for convenience, that the Team will establish a minimum of $250 million in claims adjustments, that there is a range of reasonably possible results on termination for convenience, and that it is prudent to provide for what MDC believes is the upper range of possible loss on termination for convenience, namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of June 30, 1995, as a result of a termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default was contrary to law and fact, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government, and that, subject to sustaining that the termination is properly one for the convenience of the Government, the probable claims adjustments are not less than $250 million.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the T-45 Training System which included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T-45A. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At June 30, 1995, Contracts in Process and Inventories include costs for the related contracts of $172 million. Realization of the majority of this amount is dependent on recovery on claims filed with respect to the improvements. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993, the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $153 million would be required on the related development and low rate initial production contracts.

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

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. The estimated costs at completion of these combined C-17 contracts, excluding general and administrative costs and other period costs, exceed the estimated revenue of the combined contracts. The Air Force continues to reduce payments to MDC under the C-17 contracts, largely due to work remaining on delivered aircraft. As of June 30, 1995, the Air Force had withheld $61 million on the price of delivered C-17 aircraft and $37 million from MDC's progress payment requests.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. Since inception and based upon current projections, MDC believes use of 301 aircraft in the program is appropriate. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at June 30, 1995, includes net deferred production costs of $1.016 billion and unamortized tooling of $238 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Commercial products in process for the MD-11 programs at December 31, 1994 and June 30, 1994, included net deferred production costs of $1.202 billion and $1.324 billion, respectively, and unamortized tooling of $247 million and $257 million, respectively. Under the current costing percentage, an estimated $1.2 billion of current and future deferred costs will be recovered from firm orders received after June 30, 1995. This amount represents a $200 million increase from the December 1994 estimate due to the reduction in firm orders discussed below.

MDC delivered 11 trijets during the first six months of 1995 compared with seven during the same period of 1994. As of June 30, 1995, MDC had delivered 140 MD-11 aircraft and has 22 aircraft on firm order. In addition to the firm orders, MDC had 71 options and reserves representing potential future orders for the MD-11. Existing orders for 13 trijets from a leasing company were excluded from firm orders during the 1995 second quarter. Except for the exclusion of the aforementioned 13 trijets, total orders, representing deliveries plus undelivered firm orders, have been flat during the last three years. MDC periodically, and at least annually, reviews its assumptions as to the size of the pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. The percent used to charge cost of sales has remained constant since 1992, as cost increases related to extending the estimated delivery period were offset by operational efficiencies. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at June 30, 1995, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.

3.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

At June 30, 1995, MDC Aerospace has a revolving credit agreement
(RCA) under which MDC Aerospace may borrow up to $1.75 billion through June 2000. The RCA was amended and restated during the second quarter of 1995 to provide for a $500 million increase in the amount that may be borrowed and a two year extension from the original July 1998 termination date. Under the credit agreement, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the credit agreement at June 30, 1995.

In 1992, MDC Aerospace commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1995, MDC Aerospace has issued $152 million of medium-term notes, of which $122 million is currently outstanding. During 1993, MDC Aerospace issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of June 30, 1995, $198 million of securities registered under the shelf registration remain unissued.

Senior debt securities totaling $1,145 million, including the $200 million mentioned above, were outstanding at June 30, 1995. The notes were issued in 1992 and 1993 with interest rates of 8.3% to 9.8% and maturities from 1997 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $22 million at June 30, 1995.

Financial Services Credit Agreements

At June 30, 1995, MDFS and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in September 1998, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There are no outstanding borrowings under this agreement at June 30, 1995. Commercial paper of $102 million outstanding at June 30, 1995 is fully supported by unused commitments under this agreement.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit
MDFC's cash dividends and other distributions.

Since June 1993, MDFC has issued $611 million of debt securities registered with the Securities and Exchange Commission (SEC) under shelf registrations. The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1995, $38 million of securities registered under the shelf registration remain unissued.

During the 1995 second quarter, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. On June 15, 1995, the SEC declared the registration statement effective and MDFC established a $500 million medium-term note program. As of June 30, 1995, no securities had been issued under this shelf registration.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount.

4.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At June 30, 1995, $383 million in guarantees are outstanding on delivered aircraft. At June 30, 1995, MDC had made offers totaling $649 million to lease aircraft scheduled to be delivered during 1995 to 1998 and had made offers totaling $303 million to accept notes in payment for aircraft or guarantee financing for customers for ordered but undelivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $112 million at June 30,1995.

MDC's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense, S.A. (Varig). During March 1994, Varig notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations. MDC has made lease, loan, and interest payments totaling $62 million on behalf of Varig. These payments have not had a significant adverse effect on MDC's cash flow or financial position. MDC and Varig have tentatively negotiated a repayment schedule calling for payments to begin later in 1995.

During October 1994, Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, proposed a restructuring plan relating to its indebtedness and leasehold obligations to its creditors. As part of its overall plan, TWA requested and MDC agreed to defer six months of lease and other payments. Under the agreement, deferred amounts will be repaid to MDC over a 28 month period which commenced in April 1995. On June 30, 1995, TWA filed a prepackaged plan under Chapter 11 of the U.S. bankruptcy laws, under which most agreements with its creditors, including those with MDC discussed above, were negotiated in advance. On August 4, 1995, the U.S. Bankruptcy Court confirmed TWA's prepackaged reorganization. The restructuring plan has not had nor is expected to have a significant adverse effect on MDC's earnings, cash flow or financial position.

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

At June 30, 1995, the accrued liability for environmental cleanup matters at Superfund sites and for MDC's current and former operating sites was $26 million. Claims for recovery have not been netted against the disclosed environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the waste sites, any gain is contingent upon a successful outcome and has not been accrued. MDC believes any amounts paid in excess of the accrued liability will not have a material effect on its financial position, results of operations, liquidity or cash flow.

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

See Note 2, Contracts in Process and Inventories, for a discussion of certain risks on fixed price development contracts.

5.   Operations of MDFS

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS.

Six Months Ended June 30                     1995           1994
                                            ------         ------
Earned income                              $  96           $  98
Costs and expenses                            66              76
Net earnings                                  19              14
Dividends                                     18              11

6.   Supplementary Payment Information

Six Months Ended June 30                     1995           1994
                                            ------         -----
Interest paid                              $ 110           $ 124
Income taxes paid                            195               6

7.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the six-month period which were 114,783,334 in 1995 and 118,256,505 in 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 8, and with Management's Discussion and Analysis of Financial Condition and Results of Operations,
Audited Consolidated Financial Statements and Notes to
Consolidated Financial Statements appearing in MDC's 1994 Annual
Report to Shareholders.

Results of Operations

MDC revenue increased to $3.922 billion in 1995's second quarter, compared to $3.250 billion in the same period of 1994. Revenue for the first six months of 1995 totaled $7.255 billion, compared to $6.203 billion in the first six months of 1994. Most of the increase in each quarter of 1995 was associated with higher deliveries in the commercial aircraft segment.

Net earnings for the second quarter of 1995 were $169 million, a 22 percent increase over the second quarter of 1994 net earnings of $138 million. Net earnings for the first six months of 1995 were $328 million, a 21 percent increase over the same period of 1994 net earnings of $272 million.

The military aircraft segment had strong operating earnings in the second quarter of 1995 and record operating earnings for the first six months of 1995. The commercial aircraft segment had slightly lower earnings in the second quarter of 1995 compared to the same period in 1994. Operating earnings in this segment for the first six months of 1995 were improved over the first six months of 1994. The missiles, space and electronics segment operating earnings were lower in the second quarter and the first six months of 1995 compared to the same periods in 1994. The financial services and other segment reported higher earnings for the second quarter compared to the same quarter in 1994 and slightly reduced earnings for the first six months of 1995 compared to the same period in 1994.

Pension income totaled $43 million in the 1995 second quarter, and $93 million for the first six months of 1995. This compared with $33 million and $66 million in the same periods of 1994.
The increased pension income for the second quarter and the first six months of 1995 compared to the same periods of 1994 reflects a higher actuarial interest assumption for the discount rate and a greater amount of earnings (on the same rate of return assumption) on an increased asset base. Pension income in the second quarter of 1995 was lower than in the first quarter of 1995 due to improved benefits given to certain bargaining units and a curtailment recorded in connection with the closing of a Florida missile plant.

On August 2, 1995, MDC announced changes in its pension plans for current and future non-union retirees. Effective December 1, 1996,

MDC will increase the pensions of eligible non-union retirees and their survivors. Those who retire prior to December 1, 1996, will receive a $100 per month increase for life.
Eligible survivors will receive a $50 per month increase for life. Eligible retirees who are less than 65 years old will also receive an additional $350 per month Social Security supplement until the earlier of age 65 or their eligibility for full Social
Security benefits. Eligible survivors will receive 50 percent of the benefit otherwise payable to the retiree. For eligible non-union employees who retire on or after December 1, 1996, the pension benefit formula will be revised, resulting in an increased benefit. As a result of these changes, MDC estimates 1995 pension income will decrease by approximately $5 million per month beginning in August 1995. These changes will affect most non-union retirees, including those who sued and threatened to sue MDC when a retiree health care trust was established in 1992. MDC has reached an agreement in principle to settle those cases, and the pension increase for these individuals covered by those matters is contingent upon final court approval.

                                Three Months Ended    Six Months Ended
                                      June 30              June30
                                  1995      1994       1995      1994
                                 ------    ------     ------    ------
                                         (Millions of Dollars)
Revenues
  Military aircraft             $ 1,969   $ 1,916    $ 3,898   $ 3,738
  Commercial aircraft             1,385       810      2,302     1,399
  Missiles, space and
    electronic systems              471       447        878       892
  Financial services and other       84        74        161       167
                                -------   -------    -------   -------
    Operating revenues            3,909     3,247      7,239     6,196

  Non-operating income               13         3         16         7
                                -------   -------    -------   -------
  Total Revenues                $ 3,922   $ 3,250    $ 7,255   $ 6,203
                                =======   =======    =======   =======
Earnings
  Military aircraft             $   205   $   153    $   415   $   319
  Commercial aircraft                21        24         33        27
  Missiles, space and
    electronic systems               57        80        116       140
  Financial services and other       17         2         29        32
                                -------   -------    -------   -------
    Operating earnings              300       259        593       518

  Corporate and other                 3        (2)        (2)       (9)
  Interest expense                  (35)      (37)       (72)      (79)
  Income taxes                      (99)      (82)      (191)     (158)
                                -------   -------    -------   -------
  Net Earnings                  $   169   $   138    $   328   $   272
                                =======   =======    =======   =======

Military Aircraft

Revenues from the military aircraft segment in the second quarter of 1995 were $2.0 billion, up from $1.9 billion in the second quarter of 1994. Revenues for the first six months of 1995 in this segment were $3.9 billion, a 4 percent increase over the $3.7 billion in the first six months of 1994. The F-15 program was the main contributor to this increase, as a result of production of F-15's for Saudi Arabia and Israel.

Operating earnings in the military aircraft segment in the 1995 second quarter were $205 million, a 34 percent increase over the $153 million in 1994's second quarter. Higher earnings were achieved despite a $18 million write-off on a modified KC-10 Dutch tanker contract involving a new product design. The military aircraft segment had record operating earnings of $415 million for the first six months of 1995, compared with $319 million in the prior year's same period. Increased earnings in both periods came predominately from the C-17 and F-15 programs.

Commercial Aircraft

Revenues from the commercial aircraft segment in the second quarter of 1995 were $1.4 billion, up from $.8 billion in the second quarter of 1994. Revenues for the first six months of 1995 were $2.3 billion, up from $1.4 billion in the first six months of 1994.

The increase in revenues for both 1995 periods resulted from increased commercial aircraft deliveries. McDonnell Douglas delivered five MD-80 and three MD-90 twin jets and seven MD-11 trijets in 1995's second quarter, and also sold two MD-80 twin jets previously recorded as lease transactions. This compares with eight twin jets and four trijets in 1994's second quarter. For the first six months of 1995, twin jet deliveries totaled 17 (eleven MD-80s and six MD-90s) and trijet deliveries totaled 11, an increase of five twin jets and four trijets over the same period of 1994.

Operating earnings in the commercial aircraft segment in the second quarter of 1995 were $21 million, compared with $24 million in the second quarter of 1994. Lower earnings in the second quarter of 1995 on increased revenues reflects deliveries of low margin MD-90 twin jets and MD-11 trijets. Operating earnings in this segment for the first six months of 1995 were $33 million, compared with $27 million in the first six months of 1994. Increased earnings from the sale of spare parts and related services and from the sale of two twin jets previously on lease contributed to the improvements in the first half of 1995.

Missiles, Space and Electronic Systems

Revenues from the missiles, space and electronic systems segment in the second quarter of 1995 were $471 million, up from $447 million in the second quarter of 1994. Revenues for the first six months of 1995 decreased to $878 million from $892 million in the 1994 same period.

The missiles, space and electronic systems segment had 1995 second quarter operating earnings of $57 million, compared with earnings of $80 million in the second quarter of 1994. Operating earnings in this segment for the first six months of 1995 were $116 million, compared with $140 million in the same period in 1994. Increased earnings in the Space Station program have been offset by lower earnings in the Delta and Harpoon programs. Both quarters in 1995 have been affected by increased costs related to the impending closure of a Florida missile facility.

Financial Services

Operating earnings in the financial services and other segment were $17 million in the 1995 second quarter, compared to two million dollars in the 1994 second quarter. Higher earnings in the 1995's second quarter primarily reflected lower interest expense and gains from a sale of property. The 1994 second quarter included a four million dollar charge related to the early retirement of long-term debt. Earnings for the first six months of 1995 totaled $29 million, compared with $32 million in the 1994 same period. Most of 1994's earnings related to a first quarter sale of property by McDonnell Douglas Realty Company.

Liquidity

As detailed in this section, MDC believes that it has sufficient sources of capital to meet anticipated needs.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At June 30, 1995, MDC had a revolving credit agreement (RCA) under which MDC could borrow up to $1.75 billion through June 2000. The RCA was amended and restated during the second quarter of 1995 to provide for a $500 million increase in the amount that may be borrowed and a two year extension from the original July 1998 termination date. There were no amounts outstanding under the credit agreement at June 30, 1995.

In 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the Securities and Exchange
Commission (SEC). As of June 30, 1995, $198 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements.

MDC has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. No receivable interests were sold as of June 30, 1995.

On May 26, 1995, Duff & Phelps Credit Rating Company raised its rating of MDC and MDFC debt. MDC's and MDFC's senior debt ratings were raised to BBB+ from BBB. MDFC's subordinated debt was also raised to BBB from BBB-.

Shareholder Initiatives. On October 28, 1994, MDC's Board of Directors authorized a stock repurchase plan which authorizes MDC to purchase up to 18 million shares, or about 15 percent of MDC's then outstanding common stock. MDC intends to principally use excess cash flow to fund the stock repurchase program and does not expect the program to affect negatively MDC's ability to fund capital spending, research and development, or acquisitions. Through June 30, 1995, MDC had repurchased 5.9 million shares, or more than 5 percent of its common stock, at a cost of $326 million.

Aerospace Cash & Cash Equivalents. Although aerospace debt remained steady at just under $1.3 billion, aerospace cash and cash equivalents at June 30, 1995, more than doubled the December
31, 1994 level. Aerospace cash and cash equivalents were $852 million at June 30, 1995 compared with $408 million at December 31, 1994. Cash flow from aerospace operations for the first six months of 1995 was slightly under $700 million, prior to reductions of $242 million used by McDonnell Douglas to purchase 4.1 million shares of its common stock. Cash flow from aerospace operations in the 1995 second quarter was just under $100 million, prior to purchasing 1.9 million shares of its common stock for $123 million.

Commercial Aircraft Financing. Difficulties in the commercial airline industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines have filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in
Note 4, Commitments and Contingencies, page 13, MDC also has outstanding guarantees of $383 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees will have a material adverse effect upon its earnings, cash flow or financial position.

MDC has made lease, loan principal, and interest payments totaling $62 million on behalf of Viacao Aerea Rio-Grandense, S.A. (Varig). In addition, Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, filed for a prepackaged plan under Chapter 11 of the U.S. bankruptcy laws on June 30, 1995. On August 4, 1995, the
U.S. Bankruptcy Court confirmed TWA's prepackaged reorganization.
Neither unexpected delays in payments from Varig nor the effects of the TWA bankruptcy are expected to have a material adverse effect on earnings, cash flow or financial position of MDC. See
Note 4, Commitments and Contingencies, page 13, for a further discussion of Varig and TWA.

MDC has also made offers totaling $649 million to lease aircraft scheduled for delivery during 1995 to 1998 and has made financing offers totaling $303 million for ordered but undelivered aircraft.
Although earnings, cash flow, and financial position could be adversely impacted, MDC does not anticipate that the existence of such lease or financing offers will have a material adverse effect on earnings, cash flow or financial position. See also Note 4, Commitments and Contingencies, page 13.

Financial Services. Financial Services debt on June 30, 1995, was $1.4 billion, up from $1.3 billion at December 31, 1994. McDonnell Douglas Financial Services Corporation (MDFS), through its McDonnell Douglas Finance Corporation (MDFC) subsidiary, has traditionally obtained cash from operating activities, placements of debt, issuances of commercial paper and the normal run-off of its portfolio to fund its operations. Since June 1993, MDFC has issued $611 million of debt securities registered with the SEC under shelf registrations.

During July 1995, MDFS initiated a medium-term note program under a private placement up to $100 million aggregate principal amount.

During the 1995 second quarter, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. On June 15, 1995, the SEC declared the registration statement effective and MDFC established a $500 million medium-term note program. As of June 30, 1995, no securities had been issued under this shelf registration.

MDFC has also used, and in the future anticipates using, cash provided by operations, commercial paper borrowings, borrowings under bank credit lines and term borrowings as its primary sources of funding. MDFC anticipates using proceeds from the issuance of additional debt to fund future growth.

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

In March 1995, MDC announced that in late 1995 it will close two facilities, one in Titusville, Florida and another in St. Charles, Missouri, as part of its continuing consolidation of facilities due to excess capacity throughout MDC. The plant in Titusville will close after production of Tomahawk cruise missiles for the U.S. Navy and other operations come to an end there later in 1995. Operations at the St. Charles facility, which included production of electrical wire bundles and ground support equipment for aircraft and missile systems, will be reassigned to other MDC locations.

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the second quarter of 1995 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1994 Annual Report to Shareholders and in MDC's quarterly report on Form 10-Q for the quarterly period ended March 31, 1995.

Military Aerospace Business

C-17 Globemaster III.  Twelve C-17s completed a 30-day
Reliability, Maintainability and Availability Evaluation (RM&AE) on August 5, 1995. During the RM&AE, the C-17 fleet was tested under peacetime and simulated wartime emergency conditions. The intensive evaluation, designed to compare actual aircraft performance with design requirements and goals, put the aircraft through its paces in operationally realistic scenarios. Launch reliability, the C-17's "on time departure" rate for the entire
30 days, exceeded 99 percent, with requirements for necessary maintenance per flight hour falling well below the maximum rate permitted by contract. Utilization rates, one of the more critical performance areas, easily exceeded required target rates. The DoD is expected to make a decision in late 1995 on whether to extend the total buy of C-17s beyond the 40 aircraft to which it is now committed.

On July 11, 1995, a C-17 transport surpassed the equivalent of two design lifetimes - or 60,000 hours - of simulated flight in durability testing. During the testing, a C-17 airframe was subjected to simulated flight loads and conditions expected to be encountered in two lifetimes of service with the U.S. Air Force. The 60,000-hour milestone was reached seven weeks ahead of schedule.

Three C-17 production aircraft, P-19, P-20, and P-21 were delivered to the Air Force in April, June, and July of 1995 respectively. P-21 is the ninth C-17 in a row delivered ahead of schedule. To date, the Air Force has taken delivery of twenty-two C-17s. The next production aircraft is scheduled for delivery during the third quarter.

For additional information regarding Government inquiries on the C-17 program, see also "Government Business Audits, Reviews and
Investigations," page 25.

F-18 Hornet. On June 7, 1995, a roll-out ceremony was held for the first of 64 F-18 Hornets for the Finnish Air Force. The first four aircraft will arrive in Finland in November. MDC is under contract to assemble and deliver the first seven Finnish F-18Ds. The remaining 57 Hornets for Finland, all single seat
C models, will undergo final assembly at Valmet Aviation Industries in Halli, Finland.

On May 8, 1995, final assembly for the initial F/A-18E/F advanced tactical strike fighter began, continuing the aircraft on schedule and on budget toward its first flight in December 1995.
MDC plans a roll-out ceremony for the advanced Hornet in September 1995 at its facilities in St. Louis.

AH-64 Apache. In April 1995, the Royal Netherlands Air Force chose the Apache AH-64D helicopters for its defense forces. MDC is expected to begin delivering the first of 30 helicopters in 1998. In early July 1995, the Westland-MDC Apache team was selected to provide the British Ministry of Defence with 67 advanced attack helicopters. Deliveries are expected to begin in early 1998, and continue into the year 2003. These two contracts represent approximately $2 billion in future revenues for MDC.

Earlier this year, the AH-64D Longbow Apache participated in the U.S. Army's rigorous Initial Operational Test and Evaluation
(IOTE) exercises. Results of the IOTE are expected to be released later this year after the U.S. Army evaluates all test data. The U.S. Army plans to upgrade its entire AH-64A fleet into the next-generation Longbow Apache, with the first modernized aircraft entering service in mid-1997.

Delta Clipper. The Delta Clipper Experimental (DC-X) conducted flights in May, June, and July 1995 bringing the number of DC-X completed flights to eight. Now that this year's flight test program has ended, MDC will integrate key advanced technology components into the experimental vehicle under a series of cooperative agreements awarded by NASA. Flight tests are scheduled to resume on the advanced vehicle in 1996; the vehicle will be designated the DC-XA.

Delta II. On August 5, 1995, a Delta II expendable launch vehicle placed the Republic of Korea's first communications satellite into a lower than planned orbit. An investigative committee has been formed to establish the cause of the performance shortfall.

Delta III. MDC announced in May 1995 its intent to develop the Delta III, a launch vehicle with payload capacity of 8,400 pounds, more than twice that of the Delta II. The first launch of this intermediate-class rocket is planned for 1998. MDC and Hughes Space and Communications International Inc. have signed a contract for 10 firm launches, plus options for additional launches through 2005. The total value of the contract could be up to $1.5 billion.

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

On June 30, 1995, the MD-80/90 program included 1,128 deliveries, 110 aircraft on firm order, and 110 options and reserves. On the same date, the MD-11 program included 140 deliveries, 22 aircraft on firm order, and 71 options and reserves representing potential firm orders. During the second quarter, MDC received orders for
five   MD-80 twin jets and two trijets.  Recently announced
purchases by Saudi Arabian Airlines of 29 MD-90 twin jets and four trijets have not been included in orders or reported backlog pending the finalization of the order. Existing orders for 13 trijets from a leasing company were excluded from firm orders and reported backlog during the 1995 second quarter.

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

MDC periodically, and at least annually, reviews its assumptions as to the size of the MD-11 pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. As part of this analysis during 1995, the estimated total costs to complete the 301 aircraft in the pool reflected decreases related to subcontractor costs and production and assembly costs, where MDC continues to improve efficiency in the production process from procurement through assembly and delivery. These decreases, however, were offset by a similar amount of increased costs related to extending the period over which the 301 aircraft in the pool are expected to be delivered. In the aggregate, these changes had an offsetting impact and, as a result, there was no change in the costing percentage used by MDC on the MD-11 program.

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

In January 1993, the DoD Inspector General (IG) completed an inquiry into an allegation of favoritism and advantageous treatment accorded MDC by the DoD in connection with the C-17 Globemaster III program. The IG's report questioned contracting actions and payments by the U.S. Air Force and related information provided by the U.S. Air Force and MDC personnel.
MDC believes that it properly reported and disclosed information relative to the C-17 contract and that it properly submitted bills to and was paid by the U.S. Air Force in accordance with DoD rules then in effect for work performed. In April 1993, the Air Force issued an extensive report responding to the allegations made by the DoD. Although the Air Force report reflected the difference between the parties concerning the segregation and payment of certain C-17 engineering costs, the report concluded that there was no illegal or improper plan or actions taken to provide payments to MDC and that the integrity of the acquisition system had not been compromised. In a November 1993 reply, the IG reasserted his conclusion that there had been an Air Force plan to assist MDC that exceeded the limits of what was permissible. See also Note 2, Contracts in Process and Inventories, page 9.

MDC and General Dynamics Corporation (GD) have filed a legal action to contest the Navy's termination for default on the A-12 contract. The Navy has agreed to continue to defer repayment of $1.334 billion alleged to be due with interest from January 7, 1991, from MDC and GD as a result of the termination for default of the A-12 program. The agreement provides that it remains in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either MDC or GD such that deferment is no longer in the best interest of the Government. On December 9, 1994, the U.S. Court of Federal Claims ordered the January 7, 1991 decision terminating the contract for default vacated because that decision was not properly made. A trial of certain of the remaining issues related to the termination is scheduled to commence in late 1995. See also Note 2, Contracts in Process and Inventories, page 9.

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

    (a) The annual meeting of MDC's shareholders was held on Friday, April 28, 1995.

    (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities
        Exchange Act of 1934, (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

     (c) The following is a brief description of matters voted upon at the meeting:

         Four Directors were elected at the annual meeting.  John H.
         Biggs: 99,056,311 shares were voted for election and 2,743,268 shares were withheld. James S. McDonnell III: 98,292,225 shares were voted for election and 3,507,354 shares were withheld. Harry C. Stonecipher: 98,346,128 shares were voted for election and 3,453,451 shares were withheld. P. Roy Vagelos, M.D.: 99,005,064 shares were voted for election and 2,794,515 shares were withheld.

         The shareholders considered a proposal to approve the MDC Senior Executive Performance Sharing Plan. This proposal was approved; 89,196,967 shares were voted for the proposal, 11,322,212 shares were voted against it, 1,280,273 shares were abstained, and 144 shares were broker non-votes.

         A shareholder proposal requested that MDC establish a Nominating Committee to recommend candidates to stand for election to MDC's Board of Directors and that the Committee be comprised solely of independent directors as defined in the proposal. This proposal was defeated; 24,647,215 shares were voted for the proposal, 68,342,617 shares were voted against it, 2,499,892 shares were abstained, and 6,309,872 shares were broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         None






<PAGE 28>

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                    MCDONNELL DOUGLAS CORPORATION
                                            (Registrant)




Date:    August 11, 1995            /s/ R. L. Brand
                                    R. L. Brand
                                    Vice President and Controller
                                    and Registrant's Authorized
                                    Officer