Form 10-Q
period 1995-09-30
MCDONNELL DOUGLAS CORP
filed 1995-11-13
CIK 63917

                                   10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1995
                               ---------------------------------------
OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ---------------------

Commission file number    1-3685
                      --------------------------------------------------

                      MCDONNELL DOUGLAS CORPORATION
------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Maryland                            43-0400674
-------------------------------     ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


               Post Office Box 516, St. Louis, MO  63166
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

       Yes   X    No
          -------   ------

========================================================================
Common shares outstanding at October 31, 1995 - 112,024,170 shares

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

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


THREE MONTHS ENDED SEPTEMBER 30                     1995         1994
                                                  ------       ------
                                                       (unaudited)

Revenues                                          $ 3,346      $ 3,461

Costs and expenses:
  Cost of products, services and rentals            2,784        2,950
  General and administrative expenses                 160          150
  Research and development                             75           76
  Interest expense:
    Aerospace segments                                 14           23
    Financial services and other segment               26           29
                                                  -------      -------
      Total Costs and Expenses                      3,059        3,228
                                                  -------      -------
    EARNINGS BEFORE INCOME TAXES                      287          233

Income taxes                                           95           72
                                                  -------      -------
    NET EARNINGS                                  $   192      $   161
                                                  =======      =======

EARNINGS PER SHARE                                $  1.70      $  1.36
                                                  =======      =======

DIVIDENDS DECLARED PER SHARE                      $   .20      $   .13
                                                  =======      =======






The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


NINE MONTHS ENDED SEPTEMBER 30                      1995         1994
                                                  -------      -------
                                                       (unaudited)

Revenues                                          $10,601      $ 9,664

Costs and expenses:
  Cost of products, services and rentals            8,914        8,082
  General and administrative expenses                 499          490
  Research and development                            215          236
  Interest expense:
    Aerospace segments                                 86          102
    Financial services and other segment               81           91
                                                  -------      -------
      Total Costs and Expenses                      9,795        9,001
                                                  -------      -------
    EARNINGS BEFORE INCOME TAXES                      806          663

Income taxes                                          286          230
                                                  -------      -------
    NET EARNINGS                                  $   520      $   433
                                                  =======      =======

EARNINGS PER SHARE                                $  4.56      $  3.66
                                                  =======      =======

DIVIDENDS DECLARED PER SHARE                      $   .60      $   .35
                                                  =======      =======






The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                         McDonnell Douglas Corporation
                                         and Consolidated Subsidiaries
                                         -----------------------------
                                             September 30   December 31
                                                   1995        1994
                                                 --------    --------
                                               (unaudited)
Assets
  Cash and cash equivalents                      $   660     $   421
  Accounts receivable                                702         772
  Finance receivables and property on lease        2,083       2,087
  Contracts in process and inventories             5,530       5,806
  Property, plant and equipment                    1,495       1,597
  Investment in Financial Services                     -           -
  Other assets                                     1,643       1,533
                                                 --------    --------
Total Assets                                     $12,113     $12,216
                                                 ========    ========
Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable and accrued expenses          $ 2,293     $ 2,485
  Accrued retiree benefits                         1,229       1,298
  Income taxes                                       762         723
  Advances and billings in excess of related
    costs                                          1,185       1,200
  Notes payable and long-term debt:
    Aerospace segments                             1,250       1,272
    Financial services and other segment           1,308       1,297
                                                 --------    --------
                                                   8,027       8,275

Minority Interest                                     70          69

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1995, 112.0 shares; 1994, 116.7 shares           112         117
  Additional capital                                   -         191
  Retained earnings                                3,924       3,576
  Unearned compensation                              (20)        (12)
                                                 --------    --------
                                                   4,016       3,872
                                                 --------    --------
Total Liabilities and Shareholders' Equity       $12,113     $12,216
                                                 ========    ========


The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                   Financial Services
     -----------------               ----------------------
September 30  December 31            September 30  December 31
    1995         1994                     1995         1994
  --------     --------                 --------     --------
 (unaudited)                         (unaudited)

  $   649      $   408                 $    11      $    13
      820          916                       2            1
      147          152                   1,936        1,935
    5,530        5,806                       -            -
    1,380        1,441                     115          156
      317          313                       -            -
    1,512        1,420                     131          113
  --------     --------                --------     --------
  $10,355      $10,456                 $ 2,195      $ 2,218
  ========     ========                ========     ========


  $ 2,219     $  2,382                 $   194      $   248
    1,229        1,298                       -            -
      442          424                     320          299

    1,151        1,162                      34           38

    1,228        1,249                      22           23
        -            -                   1,308        1,297
  --------     --------                --------     --------
    6,269        6,515                   1,878        1,905

       70           69                       -            -




      112          117                       -            -
        -          191                     238          238
    3,924        3,576                      79           75
      (20)         (12)                      -            -
  --------     --------                --------     --------
    4,016        3,872                     317          313
  --------     --------                --------     --------
  $10,355      $10,456                 $ 2,195      $ 2,218
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

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)


NINE MONTHS ENDED SEPTEMBER 30                     1995         1994
                                                 -------      -------
                                                     (unaudited)
OPERATING ACTIVITIES
  Net earnings                                   $  520       $  433
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                 197          210
      Gain on sale of assets                          -          (26)
      Pension income                               (131)         (99)
      Change in operating assets and liabilities    204          189
                                                 -------      -------
    NET CASH PROVIDED BY OPERATING ACTIVITIES       790          707


INVESTING ACTIVITIES
  Property, plant and equipment acquired            (99)         (82)
  Finance receivables and property on lease         (40)          54
  Proceeds from sale of assets                       25           24
  Other                                             (33)          43
                                                 -------      -------
    NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                                   (147)          39

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                        (95)         (53)
  Debt having maturities more than 90 days:
    New borrowings                                  411          450
    Repayments                                     (327)        (929)
  Proceeds of stock options exercised                 1            3
  Common shares purchased                          (325)           -
  Dividends paid                                    (69)         (41)
                                                 -------      -------
    NET CASH USED BY FINANCING ACTIVITIES          (404)        (570)
                                                 -------      -------
    INCREASE IN CASH AND CASH EQUIVALENTS           239          176

Cash and cash equivalents at beginning of year      421           86
                                                 -------      -------
Cash and cash equivalents at end of period       $  660       $  262
                                                 =======      =======



The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(Millions of dollars)




1.   Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in McDonnell Douglas Corporation's Annual Report to Shareholders for the year ended December 31, 1994.

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

2.   Contracts in Process and Inventories

Contracts in Process and Inventories consist of the following:

                                      September 30     December 31
                                           1995            1994
                                        --------        --------
Government contracts in process         $ 6,099         $ 5,548
Commercial products in process            3,857           4,127
Material and spare parts                    659             710
Progress payments to subcontractors       1,239           1,438
Progress payments received               (6,324)         (6,017)
                                        --------        --------
                                        $ 5,530         $ 5,806
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

At September 30, 1995, Contracts in Process and Inventories include approximately $579 million of recorded costs on the A-12 contract, against which MDC has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on MDC's belief that the termination for default would be converted to a termination for convenience, that the Team will establish a minimum of $250 million in claims adjustments, that there is a range of reasonably possible results on termination for convenience, and that it is prudent to provide for what MDC believes is the upper range of possible loss on termination for convenience, namely $350 million. In MDC's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of September 30, 1995, as a result of a termination of the contract for the convenience of the Government. MDC has been provided with an opinion of outside counsel that the Government's termination of the contract for default was contrary to law and fact, that the rights and obligations of MDC are the same as if the termination had been issued for the convenience of the Government, and that, subject to sustaining that the termination is properly one for the convenience of the Government, the probable claims adjustments are not less than $250 million.

In 1984, MDC entered into a full scale development letter contract, containing a not-to-exceed price, for the T-45 Training System which included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable Navy aircraft, designated the T-45A. The final negotiated firm fixed price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. MDC advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. MDC proceeded with the improvements, and their cost has increased the cost at completion for the development and low rate initial production contracts to a point where it exceeds the fixed price of such contracts. At
September 30, 1995, Contracts in Process and Inventories include costs for the related contracts of $172 million. Realization of the majority of this amount is dependent on recovery on claims filed with respect to the improvements. MDC believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993, the Navy denied these claims. MDC has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims. MDC's belief as to expected claims recovery is supported by an opinion of outside counsel provided to MDC that there are reasonable factual and legal bases for the current claims against the Navy and that, based on MDC's labor and cost accounting records and computations, it is probable that MDC will recover in excess of $225 million on the claims. Additionally, if MDC were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, MDC, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $158 million would be required on the related development and low rate initial production contracts.

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

During 1991, MDC combined the C-17 contracts for the development and first ten initial production aircraft for financial accounting purposes. In previous years, MDC has recorded loss provisions on these combined C-17 contracts, as the estimated costs at completion, excluding general and administrative costs and other period costs, exceeded the estimated revenue. The Air Force continues to reduce payments to MDC under these combined and other C-17 contracts, in part due to work remaining on delivered aircraft. As of September 30, 1995, the Air Force had withheld $58 million on the price of delivered C-17 aircraft and $52 million from MDC's progress payment requests.

MD-11 production and tooling costs are charged to cost of sales based upon the estimated average unit cost for the program. The estimated average unit costs are based upon cost estimates of a 301 aircraft program. Since inception and based upon current projections, MDC believes use of 301 aircraft in the program is appropriate. The costs incurred in excess of the estimated average unit cost are deferred to be recovered by production and sale of lower-than-average cost units. Commercial products in process for the MD-11 program at September 30, 1995, includes net deferred production costs of $1,002 million and unamortized tooling of $243 million. These amounts are to be applied to the remainder of the 301 aircraft pool. Commercial products in process for the MD-11 programs at December 31, 1994 and September 30, 1994, included net deferred production costs of $1,202 million and $1,286 million, respectively, and unamortized tooling of $247 million and $251 million, respectively. Under the current costing percentage, an estimated $1,200 million of current and future deferred costs will be recovered from firm orders received after September 30, 1995. This amount represents a $200 million increase from the December 1994 estimate due to the reduction in firm orders discussed below.

MDC delivered 13 trijets during the first nine months of both 1995 and 1994. As of September 30, 1995, MDC had delivered 142 MD-11 aircraft and has 22 aircraft on firm order. In addition to the firm orders, MDC had 61 options and reserves representing potential future orders for the MD-11. Total orders, representing deliveries plus undelivered firm orders, increased by two in the third quarter, after decreasing by 12 in the first six months of 1995. Total orders were 174 and 172 at December 31, 1994 and 1993, respectively. MDC periodically, and at least annually, reviews its assumptions as to the size of the pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. The percent used to charge cost of sales has remained constant since 1992, as cost increases related to extending the estimated delivery period were offset by operational efficiencies. Estimated proceeds from the undelivered aircraft in the pool exceed the production and tooling costs in inventory at September 30, 1995, plus the estimated additional production and tooling costs to be incurred. However, if fewer than 301 MD-11 aircraft are sold, if the proceeds from future sales of MD-11 aircraft are less than currently estimated, or if the costs to complete the program exceed current estimates, substantial amounts of unrecoverable costs may be charged to expense in subsequent fiscal periods. MDC believes that the slowdown in MD-11 orders is temporary and that it will sell in excess of 301 MD-11 aircraft over the life of the program.

3.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

At September 30, 1995, MDC Aerospace has a revolving credit agreement (RCA) under which MDC Aerospace may borrow up to $1.75 billion through June 2000. The RCA was amended and restated during the second quarter of 1995 to provide for a $500 million increase in the amount that may be borrowed and a two year extension from the original July 1998 termination date. Under the credit agreement, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the credit agreement at September 30, 1995.

In 1992, MDC Aerospace commenced an offering of up to $550 million of its medium-term notes, due from and exceeding nine months from the date of issue, pursuant to a shelf registration filed with the Securities and Exchange Commission (SEC). The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of September 30, 1995, MDC Aerospace has issued $152 million of medium-term notes, of which $75 million is currently outstanding. During 1993, MDC Aerospace issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of September 30, 1995, $198 million of securities registered under the shelf registration remain unissued.

Senior debt securities totaling $1,145 million, including the $200 million mentioned above, were outstanding at September 30, 1995. The notes were issued in 1992 and 1993 with interest rates of 8.25% to 9.8% and maturities from 1997 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $22 million at September 30, 1995.

Financial Services Credit Agreements

At September 30, 1995, MDFS and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in August 1999, MDFS can borrow no more than $16 million.
The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There are no outstanding borrowings under this agreement at September 30, 1995. Commercial paper of $8 million outstanding at September 30, 1995 is fully supported by unused commitments under this agreement.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

During the 1995 second quarter, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. On June 15, 1995, the SEC declared the registration statement effective and MDFC established a $500 million medium-term note program. As of September 30, 1995, $85 million of securities had been issued under this shelf registration.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount. As of September 30, 1995, $25 million of securities had been issued under the program.

4.   Income Taxes

MDC reduced the tax provision in the third quarter of both 1995 and 1994 as a result of resolution of tax issues. The tax provision decreased by $11 million in 1995 and $15 million in 1994. The total impact related to resolving tax issues, including the reduction in accrued interest, was an increase in net earnings of $25 million in 1995 and $21 million in 1994.

5.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers or aircraft values. At September 30, 1995, MDC had made offers of this nature to customers totaling $1,363 million related to aircraft on order or under option scheduled for delivery through the year 2000, and had made guarantees and other commitments totaling
$455 million on delivered aircraft. In addition, MDFS has commitments to provide leasing and other financing in the aggregate amount of $112 million at September 30, 1995. MDC does not expect these offers or commitments to have a material adverse effect on MDC's earnings, cash flow or financial position.

MDC's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense, S.A. (Varig). During March 1994, Varig notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations. MDC has made lease, loan, and interest payments totaling $68 million on behalf of Varig. These payments have not had and are not expected to have a material adverse effect on MDC's earnings, cash flow or financial position. MDC and Varig have tentatively negotiated a repayment schedule, and the first payment was received in October 1995.

Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, completed a restructuring of its indebtedness and leasehold obligations to its creditors via a prepackaged reorganization plan confirmed by the U.S. Bankruptcy Court in August 1995. As part of the reorganization plan, MDC agreed to defer six months of lease and other payments. The plan calls for TWA to pay deferred amounts to MDC over a 28 month period which commenced in April 1995. The reorganization plan is not expected to have a material adverse effect on MDC's earnings, cash flow or financial position.

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

At September 30, 1995, the accrued liability for environmental cleanup matters at Superfund sites and for MDC's current and former operating sites was $26 million. Claims for recovery have not been netted against the disclosed environmental liabilities. While ongoing litigation may eventually result in recovery of costs expended at certain of the waste sites, any gain is contingent upon a successful outcome and has not been accrued. MDC believes any amounts paid in excess of the accrued liability will not have a material effect on its financial position, results of operations, liquidity or cash flow.

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

See Note 2, Contracts in Process and Inventories, for a discussion of certain risks on fixed price development contracts.

6.   Operations of MDFS

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS.

Nine Months Ended September 30              1995            1994
                                           ------          ------
Earned income                              $ 143           $ 145
Costs and expenses                           101             113
Net earnings                                  27              20
Dividends                                     26              16

7.   Supplementary Payment Information

Nine Months Ended September 30              1995            1994
                                           ------          ------
Interest paid                              $ 155           $ 253
Income taxes paid                            217             108

8.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the nine-month period which were 114,041,751 in 1995 and 118,354,644 in 1994.

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

Results of Operations

MDC revenue was $3.346 billion in 1995's third quarter, compared to $3.461 billion in the same period of 1994. Revenue for the first nine months of 1995 totaled $10.601 billion, compared to $9.664 billion for this period in 1994.

Net earnings for the third quarter of 1995 were $192 million, an increase of 19 percent over earnings of $161 million in 1994's third quarter. Net earnings for the first nine months of 1995 were $520 million, an increase of 20 percent over earnings of $433 million in 1994's first nine months.

Operating earnings for the third quarter of 1995 were $295 million, a 15 percent increase over the 1994 third quarter operating earnings of $257 million. Operating earnings for the first nine months of 1995 were $888 million, a 15 percent increase over the same period in 1994.

Interest expense and the tax provision were reduced in the third quarter of both 1995 and 1994 as a result of resolution of tax issues. These resolutions resulted in after-tax earnings of $25 million in 1995's third quarter and $21 million in 1994's third quarter. Interest expense for the aerospace segments in the third quarter of 1995 was $37 million, up from $33 million in the 1994 same period, after excluding from 1995 the reversal of $23 million and from 1994 the reversal of $10 million in interest associated with the resolution of tax issues. Interest expense for the aerospace segments in the first nine months of 1995 was $109 million, down from $112 million in 1994's first nine months, after excluding the reversal of interest associated with the previously mentioned tax issues.

On August 2, 1995, MDC announced changes in its pension plans for current and future non-union retirees. Effective December 1, 1996, MDC will increase the pensions of eligible non-union retirees and their survivors. As a result of the changes, 1995 pension income decreased by approximately $4 million per month beginning in August 1995. These changes will affect most non-union retirees, including those who sued and threatened to sue MDC when a retiree health care trust was established in 1992. MDC has reached an agreement in principle to settle those cases, and the pension increase for these individuals covered by those matters is contingent upon final court approval.

Pension income totaled $38 million in the 1995 third quarter, and $131 million for the first nine months of 1995. This compared with $33 million and $99 million in the same periods of 1994. The increased pension income for the third quarter and the first nine months of 1995 compared to the same periods of 1994 reflects a higher actuarial interest assumption for the discount rate and a greater amount of earnings (on the same rate of return assumption) on an increased asset base. These increases were partially offset by the increased benefits referred to above and a curtailment recorded earlier in 1995 in connection with the closing of a Florida missile plant.

                              Three Months Ended    Nine Months Ended
                                  September 30         September 30
                                 1995      1994       1995     1994
                                ------    ------     ------   ------
                                       (Millions of Dollars)
Revenues
  Military aircraft           $ 2,102   $ 1,991     $ 6,000   $ 5,729
  Commercial aircraft             663       967       2,965     2,366
  Missiles, space and
    electronic systems            488       420       1,366     1,312
  Financial services and other     81        80         242       247
                              --------  --------    --------  --------
    Operating revenues          3,334     3,458      10,573     9,654

  Non-operating income             12         3          28        10
                              --------  --------    --------  --------
  Total Revenues              $ 3,346   $ 3,461     $10,601   $ 9,664
                              ========  ========    ========  ========
Earnings (Losses)
  Military aircraft           $   237   $   182     $   652   $   501
  Commercial aircraft              (7)        8          26        35
  Missiles, space and
    electronic systems             52        56         168       196
  Financial services and other     13        11          42        43
                              --------  --------    --------  --------
    Operating earnings            295       257         888       775

  Corporate and other               6        (1)         (4)      (10)
  Interest expense                (14)      (23)        (86)     (102)
  Income taxes                    (95)      (72)       (286)     (230)
                              --------  --------    --------  --------
  Net Earnings                $   192   $   161     $   520   $   433
                              ========  ========    ========  ========

Military Aircraft

Revenues from the military aircraft segment in the third quarter of 1995 were $2.1 billion, up from $2.0 billion in the third quarter of 1994. Revenues for the first nine months of 1995 in this segment were $6.0 billion, a five percent increase over the $5.7 billion in the first nine months of 1994. Increased volume in the F-15 and F/A-18 programs was the main contributor to this increase.

Operating earnings in the military aircraft segment in the 1995 third quarter were $237 million, compared with $182 million in 1994's third quarter. Third quarter results in 1995 included award fees on both the C-17 and F/A-18 E/F programs. The military aircraft segment had record operating earnings of $652 million for the first nine months of 1995, compared with $501 million in the same period of 1994. Operating margins in this segment exceeded 11 percent in the third quarter of 1995 -- compared to nine percent in the third quarter of 1994 -- and were just under 11 percent for the first nine months of 1995. Increased earnings in the third quarter came predominately from the improved margins in the C-17 program, and for the nine months came from improved margins in the C-17 program and higher volume in the F-15 program.

Commercial Aircraft

Revenues from the commercial aircraft segment in the third quarter of 1995 were $663 million, down from $967 million in the third quarter of 1994. Revenues for the first nine months of 1995 were $3.0 billion, up from $2.4 billion in the first nine months of 1994. McDonnell Douglas delivered four MD-80 and four MD-90 twin jets and two MD-11 trijets in 1995's third quarter. This compares with four twin jets and six trijets in 1994's third quarter. For the first nine months of 1995, twin jet deliveries totaled 25 (15 MD-80s and ten MD-90s), an increase of nine twin jets over the same period of 1994. Trijet deliveries totaled 13 for the first nine months of each year. McDonnell Douglas received orders for six twin jets and two trijets during the third quarter of 1995.

The commercial aircraft segment had an operating loss of $7 million in the third quarter of 1995, compared with operating earnings of $8 million in the third quarter of 1994. The change in third quarter earnings resulted from recording of loss provisions in the 1995 third quarter on several MD-90 twin jets scheduled for delivery in 1996. McDonnell Douglas has delivered ten MD-90 twin jets since deliveries began in the first quarter of 1995. Operating earnings in this segment for the first nine months of 1995 were $26 million, compared with $35 million in the first nine months of 1994. Increased earnings from the sale of spare parts and related services and from the sale of two twin jets previously on lease were offset by the aforementioned MD-90 twin jet loss provision.

Missiles, Space and Electronic Systems

Revenues in the missiles, space and electronic systems segment for the third quarter of 1995 were $488 million, an increase of 16 percent from the $420 million in the third quarter of 1994. Revenues for the first nine months of 1995 increased to $1.366 billion, an increase of four percent from the $1.312 billion in the first nine months of 1994. Higher revenue in the Delta and Space Station programs was partially offset by decreased volume in the higher margin Tomahawk missile program.

Operating earnings in this segment in the third quarter of 1995 were $52 million, compared with earnings of $56 million in the third quarter of 1994. Increased spending on the Delta III, a launch vehicle currently under development, contributed to lower earnings in 1995's third quarter. Operating earnings in this segment for the first nine months of 1995 were $168 million, compared with $196 million in the same period in 1994. The first two quarters in 1995 were affected by increased costs related to the impending closure of a Florida missile facility.

Financial Services

Operating earnings in the financial services and other segment were $13 million in the 1995 third quarter, compared to $11 million in the 1994 third quarter. Earnings for the first nine months of 1995 totaled
$42 million, compared with $43 million in the 1994 same period. Just under 50 percent of 1994's earnings related to a first quarter sale of property by McDonnell Douglas Realty Company.

Liquidity

As detailed in this section, MDC believes that it has sufficient sources of capital to meet anticipated needs.

Debt and Credit Arrangements. MDC has in place a number of credit facilities with banks and other institutions. At September 30, 1995, MDC had a revolving credit agreement (RCA) under which MDC could borrow up to $1.75 billion through June 2000. The RCA was amended and restated during the second quarter of 1995 to provide for a $500 million increase in the amount that may be borrowed and a two year extension from the original July 1998 termination date. There were no amounts outstanding under the credit agreement at September 30, 1995.

In 1992, MDC commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the Securities and Exchange Commission (SEC). As of September 30, 1995, $198 million of securities registered under the shelf registration remain unissued.

Amounts available under the revolving credit agreement and medium-term note program may be accessed to meet cash requirements.

MDC has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. No receivable interests were sold as of September 30, 1995.

On October 26, 1995, Moody's Investor's Service Inc. raised its ratings of MDC and McDonnell Douglas Finance Corporation (MDFC) debt. MDC's senior debt rating was raised to Baa2 from Baa3, while the short-term debt rating for commercial paper was upgraded to Prime-2 from Prime-3. Ratings on the senior debt of MDFC were increased to Baa2 from Baa3 and on subordinated debt to Baa3 from Ba2. MDFC's short-term debt rating for commercial paper was upgraded to Prime-2 from Prime-3.

Shareholder Initiatives. On October 28, 1994, MDC's Board of Directors authorized a stock repurchase plan which authorizes MDC to purchase up to 18 million shares, or about 15 percent of MDC's then outstanding common stock. MDC intends to use principally excess cash flow to fund the stock repurchase program and does not expect the program to affect negatively MDC's ability to fund capital spending, research and development, or acquisitions. Through September 30, 1995, MDC has acquired 6.9 million shares, or about six percent of its common stock, at a cost of $410 million.

Aerospace Cash & Cash Equivalents. Although aerospace debt remained steady at just under $1.3 billion, aerospace cash and cash equivalents at September 30, 1995, increased by 59 percent over the December 31, 1994 level. Aerospace cash and cash equivalents were $649 million at September 30, 1995 compared with $408 million at December 31, 1994. Cash flow from aerospace operations for the first nine months of 1995 was about $625 million, prior to reductions of $325 million used by McDonnell Douglas to purchase 5.1 million shares of its common stock. Cash used by aerospace operations in the 1995 third quarter was about $75 million, prior to MDC purchasing 1.0 million shares of its common stock for $83 million.

Development Programs. In October 1995, MDC launched the MD-95, a 100-seat medium range commercial airliner. Initial deliveries of the MD-95 to ValuJet Airlines, Inc. are scheduled in 1999. In addition, in May 1995, MDC announced the development of the Delta III, a next generation expendable launch vehicle. The MD-95 twin jet and Delta III launch vehicle will require investments in development, inventory, and tooling during the next several years.

Commercial Aircraft Financing. Difficulties in the commercial airline industry may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, or defaulting on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by MDC could have a negative short-term impact on cash flow. During recent years, several airlines have filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 5, Commitments and Contingencies, page 14, MDC also has outstanding guarantees and other commitments totaling $455 million related to the marketing of commercial aircraft. MDC does not anticipate that the existence of such guarantees and other commitments will have a material adverse effect upon its earnings, cash flow or financial position.

MDC has made lease, loan principal, and interest payments totaling
$68 million on behalf of Viacao Aerea Rio-Grandense, S.A. (Varig). In addition, Trans World Airlines, Inc. (TWA), MDC's largest aircraft leasing customer, completed a restructuring via a prepackaged reorganization plan confirmed by the U.S. Bankruptcy Court in August 1995. Neither unexpected delays in payments from Varig nor the effects of the TWA reorganization are expected to have a material adverse effect on earnings, cash flow or financial position of MDC. See Note 5, Commitments and Contingencies, page 14, for a further discussion of Varig and TWA.

MDC has also made offers totaling $1,363 million to arrange or provide financing for ordered but undelivered aircraft. MDC does not anticipate that the existence of such financing offers will have a material adverse effect on earnings, cash flow or financial position. See also Note 5, Commitments and Contingencies, page 14.

Financial Services. Financial Services debt on September 30, 1995, was $1.3 billion, unchanged from the December 31, 1994 level. McDonnell Douglas Financial Services Corporation (MDFS), through its McDonnell Douglas Finance Corporation (MDFC) subsidiary, has traditionally obtained cash from operating activities, placements of debt, issuances of commercial paper and the normal run-off of its portfolio to fund its operations.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount.

During the 1995 second quarter, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. On June 15, 1995, the SEC declared the registration statement effective and MDFC established a $500 million medium-term note program. As of September 30, 1995, $85 million of securities had been issued under this shelf registration.

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

Discussions under the captions "Military Aerospace Business," "Commercial Aircraft Business" and "Government Business Audits, Reviews and Investigations" reflect developments during the third quarter of 1995 and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in MDC's 1994 Annual Report to Shareholders and in MDC's quarterly report on Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995.

Military Aerospace Business

F-15 Eagle. On September 12, 1995, MDC held a roll-out ceremony for the first F-15S for the Royal Saudi Air Force. Later in September, MDC delivered the first of 72 F-15S aircraft to the U.S. Air Force, which will in turn deliver the aircraft to the Royal Saudi Air Force under a foreign military sales program. Deliveries will continue through 1999.

F-18 Hornet. On September 18, 1995, MDC held a roll-out ceremony for the F/A-18 E/F Super Hornet strike fighter. The aircraft was designed specifically to extend the Hornet's long-term viability for U.S. aircraft carrier operations. The E/F model is a structural upgrade which incorporates the same mission software used in the current C/D model Hornet, but is 25 percent larger and offers longer range, greater endurance, increased weapons and fuel-carrying ability, improved survivability, and substantial capacity for future growth.

The F/A-18 E/F is on schedule and on budget, both established more than three years ago when development began. Additionally, it is meeting or exceeding all of its performance requirements, including weight -- a key performance predictor. The E/F weighs about 1,000 pounds less than its contractually mandated maximum weight. The engineering management and development program is about 61 percent complete from a cost standpoint.

First flight is scheduled for December 1995 and will be followed by a three-year flight test program. Low-rate initial production is scheduled to begin in late 1996 and operational service is expected in 2001.

Joint Aircraft Strike Technology (JAST). On September 26, 1995, MDC announced that it received a $64.8 million contract for a JAST technology maturation program. MDC will lead one of three teams developing portions of the JAST program.

Joint Direct Attack Munition (JDAM). On October 11, 1995, MDC was awarded a $62.6 million U.S. Air Force contract for development of the JDAM, a guidance unit designed to be attached to unguided bombs, turning them into precision-guided munitions. The contract includes development, production of hardware, and flight testing, with options for up to five production lots. The Department of Defense (DoD) plans to buy 74,000 JDAMs under a production program that is expected to continue well into the next century with an estimated value of up to $2 billion. JDAM production is scheduled to begin in 1997.

C-17 Globemaster III. Twelve C-17s completed a 30-day Reliability, Maintainability and Availability Evaluation (RM&AE) on August 5, 1995. During the RM&AE, the C-17 fleet was tested under peacetime and simulated wartime emergency conditions. The intensive evaluation, designed to compare actual aircraft performance with design requirements and goals, put the aircraft through its paces in operationally realistic scenarios.
Launch reliability, the C-17's "on time departure" rate for the entire 30 days, exceeded 99 percent, with requirements for necessary maintenance per flight hour being well below the maximum rate permitted by contract. Utilization rates, one of the more critical performance areas, easily exceeded required target rates.

On November 3, 1995, the DoD announced its decision to plan, procure, and budget for a total fleet of 120 C-17s. This extension of the C-17 program, to include an additional 80 aircraft, represents potential revenues of $18 billion and provides for continued C-17 production well into the next century. Of the first 40 C-17s previously authorized, MDC and the Air Force have signed contracts for 32 with eight additional C-17s included in the proposed FY96 defense bill. Through October 1995, MDC had delivered 22 production C-17s to the Air Force, with the 23rd production C-17 scheduled for delivery later during the fourth quarter. P-22, delivered at the end of the third quarter, was the tenth consecutive C-17 delivered ahead of schedule.

For additional information regarding Government inquiries on the C-17 program, see also "Government Business Audits, Reviews and Investigations," page 25.

AH-64 Apache. During September, 1995, a pre-production AH-64D Longbow Apache made its first flight. The prototype was remanufactured using the same components, processes and tooling that will be used to upgrade the U.S. Army's entire Apache fleet beginning in 1996, with the first Apaches to be delivered in early 1997.

Harpoon and SLAM. In August 1995, MDC received a $139 million missile order for Harpoons and SLAMs from the U.S. Navy. The Harpoons are being purchased for several foreign countries while the SLAMs are being purchased for use by the U.S. Navy. The missiles are to be delivered by December 1997.

Commercial Aircraft Business

The commercial aircraft business continues to be highly market sensitive, and therefore competition and pricing are aggressive. Difficulties in the commercial aircraft industry have resulted and may continue to result in airlines not taking deliveries of aircraft, requesting changes in delivery schedules, defaulting on contracts for firm orders, or not exercising options or reserves.

On October 19, 1995, MDC and ValuJet Airlines, Inc. announced that an agreement had been reached on a 50-plane launch order for a new 100 seat airliner, the MD-95. The order is valued at more than $1 billion. In addition, ValuJet has options to purchase 50 more of the new twin-engine jets. The first MD-95 is expected to be delivered to ValuJet in 1999.

On October 26, 1995, McDonnell Douglas announced the signing of agreements with Saudi Arabian aviation officials for the sale of 33 jetliners to Saudi Arabian Airlines. Saudia, the national airline of the Kingdom of Saudi Arabia, ordered four MD-11 freighters for cargo service on its international routes and 29 MD-90 twin jets for domestic and regional operations. Saudia plans to take delivery of the first MD-11s and MD-90s in 1997.

On September 30, 1995, the MD-80/90 program included 1,136 deliveries, 108 aircraft on firm order, and 119 options and reserves. On the same date, the MD-11 program included 142 deliveries, 22 aircraft on firm order, and 61 options and reserves representing potential firm orders. During the third quarter, MDC received orders for six MD-80/90 twin jets and two MD-11 trijets. These orders are included in firm orders and backlog as of September 30, 1995. Orders announced subsequent to September 30, 1995, including those from Saudi Arabian Airlines and ValuJet discussed above as well as other airlines, are not included in the September 30, 1995 backlog.

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

Based on current orders and scheduled delivery dates, MD-11 deliveries in 1996 and 1997 are expected to be lower than 1995 deliveries. As a result, MDC plans to schedule production at the lower rate for the next two years. MDC periodically, and at least annually, reviews its assumptions as to the size of the MD-11 pool, the estimated period over which the units will be delivered and the estimated future costs and revenues associated with the program. As part of this analysis during 1995, the estimated total costs to complete the 301 aircraft in the pool reflected decreases related to subcontractor costs and production and assembly costs, where MDC continues to improve efficiency in the production process from procurement through assembly and delivery. These decreases, however, were offset by a similar amount of increased costs related to extending the period over which the 301 aircraft in the pool are expected to be delivered. In the aggregate, these changes had an offsetting impact and, as a result, there was no change in the costing percentage used by MDC on the MD-11 program.

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

Union Negotiations

MDC has nine union contracts, covering approximately 3,700 employees in the United States and Canada, due to expire in the fourth quarter of 1995. MDC is currently in negotiations covering these contracts. MDC and the International Association of Machinist and Aerospace Workers (IAMAW) in California have agreed to extend the current contract which would have expired on October 22, 1995 on a day-to-day basis.

PART II OTHER INFORMATION

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


                                 MCDONNELL DOUGLAS CORPORATION
                                        (Registrant)




Date:    November 10, 1995       /s/ R. L. Brand
                                 R. L. Brand
                                 Vice President and Controller
                                 and Registrant's Authorized
                                 Officer