Form 10-K
period 1995-12-31
MCDONNELL DOUGLAS CORP
filed 1996-03-25
CIK 63917

                              FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
(Mark one)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ===   EXCHANGE ACT OF 1934   [FEE REQUIRED]

      For the fiscal year ended:         December 31, 1995
                                --------------------------------------
                                    or
      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934   [NO FEE REQUIRED]

      For the transition period from                  to
                                    ------------------  --------------
                    Commission file number 1-3685

                    MCDONNELL DOUGLAS CORPORATION
----------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

       Maryland                                 43-0400674
-----------------------------      -----------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification No.)
Incorporation or Organization)

Post Office Box 516, St. Louis, MO.                63166-0516
----------------------------------              ----------------
(Address of Principal Executive Offices)           (Zip Code)

                             314-232-0232
          --------------------------------------------------
          (Registrant's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange
       Title of Each Class                 On Which Registered
----------------------------------------------------------------------
Common Stock, par value $1 per share  New York & Pacific Stock Exchanges
Preferred Stock Purchase Rights       New York & Pacific Stock Exchanges
8 5/8% Notes due April 1, 1997        New York Stock Exchange
8 1/4% Notes due July 1, 2000         New York Stock Exchange
9 1/4% Notes due April 1, 2002        New York Stock Exchange
9 3/4% Debentures due April 1, 2012   New York Stock Exchange

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

Aggregate market value of common stock held by non-affiliates of MDC at February 29, 1996: $8.583 billion.
Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
Common shares outstanding at February 29, 1996:  110,952,425 shares

                 DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1995 Annual Report to Shareholders are incorporated
by  reference into Parts I, II and  IV.   Portions of the  proxy
statement for the annual meeting to be held on April 26, 1996 are incorporated by reference into Part III.

                      Exhibit Index on Page 13

                                                          10-K Page 2
                                  PART I
ITEM 1.  BUSINESS

GENERAL

     The Company was incorporated in Maryland in 1939 under the name McDonnell Aircraft Corporation. On April 19, 1967, the shareholders approved the merger with Douglas Aircraft Company and the name of the corporation was changed to McDonnell Douglas Corporation (the Company or McDonnell Douglas).

     The Company, its divisions and its subsidiaries operate principally in four industry segments: military aircraft; missiles, space, and electronic systems; commercial aircraft; and financial services and other. Operations in the first two industry segments are conducted primarily by McDonnell Douglas Aerospace and by Military Transport Aircraft, unincorporated operating divisions of the Company, which are engaged in design, development, production, and support of the following major products: military transport aircraft; combat aircraft and training systems; commercial and military helicopters and ordnance; missiles; space launch vehicles and space station systems; and defense and commercial electronics, lasers, sensors, and command, control, communications, and intelligence systems. Operations in the commercial aircraft segment are conducted by Douglas Aircraft Company (DAC), an unincorporated operating division of the Company, which designs, develops, produces, and sells commercial transport aircraft and related spare parts. Through its McDonnell Douglas Financial Services

Corporation (MDFS) subsidiary, the Company is engaged in aircraft financing and commercial equipment leasing. The Company's subsidiary, McDonnell Douglas Realty Company, was established in 1972 to develop the Company's surplus real estate. While continuing to serve that role, McDonnell Douglas Realty Company has become a full-service developer and property manager in the commercial real estate market as well as for the Company's aerospace business.

     Since 1988, the Company's information systems business has been divested. In 1991, McDonnell Douglas sold substantially all of the assets of McDonnell Douglas Systems Integration Company and certain related assets of McDonnell Douglas Information Systems International (MDISI). In 1992, the Company sold all the outstanding stock of TeleCheck Services, Inc. and in 1993, sold its remaining MDISI business.

     The business segments in which the Company is engaged and discussion of certain of their respective products appear under the caption: "Military Aircraft, Missiles, Space, and Electronic
Systems" and "Commercial Aircraft" on the Pullout Section appearing after page 20, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 22 through 29 and "Selected Financial Data by Industry Segment" on page 30 of the Company's 1995 Annual Report to Shareholders, the text portions of which are incorporated herein by this reference.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information regarding the Company's industry segments is provided under the caption "Selected Financial Data by Industry Segment" on page 30 of the Company's 1995 Annual Report to
Shareholders, which is incorporated herein by this reference.

                                                         10-K Page 3
MARKETING AND MAJOR CUSTOMER - MCDONNELL DOUGLAS AEROSPACE

     Discussion regarding the Company's most significant customer in the military aircraft and missiles, space, and electronic systems segments is included under the captions "Business and Market Considerations - Military Aerospace Business" and "Government Business Audits, Reviews, and Investigations" on pages 27 through 29 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, which are incorporated herein by this reference.

COMPETITION

     Programs and products comprising most of the Company's business volume are of a highly technical nature, comparatively few in number, high in unit cost, and have traditionally enjoyed relatively long production lives. There is significant price and product competition in the aerospace industry, both in military and commercial programs.

     The Company's military segments compete in an industry composed of a few major competitors and a limited number of customers. The number of competitors in these segments has decreased over the past few years due to consolidation brought about by reduced defense spending. However, competition for military programs remains significant.

     The Company's commercial aircraft sales are subject to intense competition from aircraft manufactured by other companies, both foreign and domestic, including companies which are nationally owned or subsidized and have a larger family of commercial aircraft to meet varied and changing airline requirements. The Company's principal competitors in commercial aircraft are The Boeing Company and Airbus Industrie. To meet competition, the Company maintains a continuous program directed toward enhancing the performance and capability of its products. Additionally, product improvement programs which increase airplane operational capability, improve reliability, enhance maintainability, and increase commonality within current airplane families and across the entire product line will continue. The Company's strategy includes analyzing potential derivatives of the current product line, and developing those derivatives that are economically appropriate.

     MDFS is subject to competition from other financial institutions, including commercial banks, finance companies, and leasing companies. Some full-service leasing companies are larger than MDFS and have greater financial resources, greater leverage ability, and lower effective borrowing costs.


SUBCONTRACTING, PROCUREMENT AND RAW MATERIALS

     The most important raw materials required for the Company's aerospace products, from the standpoint of aggregate cost, are aluminum (sheet, plate, forgings, and extrusions), titanium (sheet, plate, forgings, and extrusions) and composites (including carbon and boron). All of these materials are purchased from outside sources and generally are available at competitive prices. Additional sources and capacity exist for these raw materials, but it would take a year or more before they could become qualified alternate sources of supply.

     The Company purchases many components, such as engines and accessories, electrical power systems, radars, landing gears, fuel systems, refrigeration systems, navigational equipment, and flight and engine instruments for use in aircraft, and propulsion systems, guidance systems, telemetry and gyroscopic devices in support of its space systems and missile programs. In addition, fabricated subassemblies such as engine pods and pylons, fuselage sections, wings and empennage surfaces, doors


                                                       10-K Page 4


and flaps, are sometimes subcontracted to outside suppliers.  The
U.S. Government and commercial customers also furnish certain components for incorporation into aircraft and other products they purchase from the Company.

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

EMPLOYEES

     At December 31, 1995, the total employment of the Company, including subsidiaries, was 63,612.


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

ENVIRONMENTAL REGULATIONS

     See "Environmental Expenditures" on page 29 in "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

RESEARCH AND DEVELOPMENT

     A significant portion of the Company's business with the U.S. Government consists of research, development, test, and evaluation work, which are reflected as sales and costs in the Company's financial statements. Customer-sponsored research and development work amounted to approximately $1.227 billion in 1995, $1.393 billion in 1994, and $1.126 billion in 1993. Company-sponsored research and development and bid and proposal work, related to both commercial business and business with the U.S. Government, amounted to $311 million in 1995, $297 million in 1994, and $341 million in 1993.

U.S. GOVERNMENT AND EXPORT SALES

     Although there are additional risks to the Company attendant to its non-U.S. operations and transactions, such as currency fluctuations and devaluations, the risk of war, changes in foreign governments and their policies, differences in foreign laws, uncertainties as to enforcement of contract rights, and difficulties in negotiating and litigating with foreign sovereigns, the Company's operations and financial position have not been materially adversely affected by these additional risks in its non-U.S. operations and transactions.

                                                          10-K Page 5

     Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations pursuant to the Arms Export Control Act. The Department of Commerce issues and maintains the Export Administration Regulations pursuant to the Export Administration Act and the Department of Treasury implements and maintains transaction controls, sanctions, and trade embargoes pursuant to the Trading With the Enemy Act and the International Emergency Economic Powers Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license. Most of the military products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the United States Government's export policy, the implementation of trade sanctions or embargoes, or the suspension or revocation of the Company's foreign export control licenses.

     Additional information required by this item is included in Note 18, "U.S. Government and Export Sales" on page 49 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

BACKLOG

     The Company's backlog of orders at December 31 follows:

                                    1995               1994
                             Backlog     %      Backlog      %
                             --------  -----    -------    -----
                                    (Dollars in millions)
Firm backlog:
  Military aircraft          $10,121    51.5     $ 8,340     47.6
  Commercial aircraft          7,175    36.5       7,544     43.1
  Missiles, space, and
     electronic systems        2,344    12.0       1,619      9.3
                            --------   -----    --------    -----
   Total Firm Backlog        $19,640   100.0     $17,503    100.0
                            ========   =====    ========    =====

Contingent backlog:
  Military aircraft          $ 6,298    72.3     $ 8,597     73.3
  Commercial aircraft          1,669    19.1       2,234     19.0
  Missiles, space, and
     electronic systems          746     8.6         898      7.7
                            --------   -----    --------    -----
   Total Contingent Backlog  $ 8,713   100.0     $11,729    100.0
                            ========   =====    ========    =====

     Backlog reported is that of the aerospace segments. Customer options and products produced for short-term lease are excluded from backlog. For a discussion of risks associated with backlog for commercial customers, see "Backlog" on page 29 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

     Contingent backlog includes: (a) U.S. and other government orders not yet funded; (b) U.S. and other government orders being negotiated as continuations of authorized programs; and (c) unearned price escalation on firm commercial aircraft orders.


                                                         10-K Page 6


     The backlog amounts include units scheduled for delivery over extended future periods. Since substantially all work for the U.S. and other governments is accounted for on the percentage of completion method of accounting whereby sales are recorded as work is performed, such amounts included in backlog cannot be segregated on the basis of scheduled deliveries. However, with respect to commercial jetliners and related products included in the commercial segment (which are accounted for on a delivery method), the firm backlog related to deliveries scheduled after one year was $5.2 billion at December 31, 1995, and $4.8 billion at December 31, 1994.

     The Government may terminate its contracts for default, or for its convenience whenever it believes that such termination would be in the best interest of the Government. For a further discussion of termination for default, termination for convenience, and other government contracting risks, see "Business and Market Considerations
- Military Aerospace Business" on page 27 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company at March 6, 1996, were as follows:

EXECUTIVE               AGE      POSITIONS AND OFFICES HELD
----------              ---       ---------------------------
William M. Austin       49    McDonnell Douglas Aerospace (MDA) Vice
                              President/General Manager - Business
                              Management since July 1993.  MDC Vice
                              President - Treasurer 1991-1993.

Edward C. Bavaria       63    DAC Deputy President since May 1995.
                              Self-employed consultant 1993-1995
                              (subsequent to retirement from General
                              Electric Company).  Vice President and
                              General Manager - General Electric
                              Company 1983-1993.

Donald V. Black         54    DAC Senior Vice President - Marketing
                              and Airline Financing since February
                              1996.  DAC Vice President/General
                              Manager - Airline Financing Group
                              1994-1995.  MDFC Executive Vice
                              President 1989-1994.

Dean C. Borgman         54    McDonnell Douglas Helicopter Systems
                              Senior Vice President - General Manager
                              since September 1993 and McDonnell
                              Douglas Helicopter Company (MDHC)
                              President since March 1992.  MDHC Vice
                              President - Commercial Programs 1992.
                              MDHC General Manager MDX Program
                              1990-1992.


Robert L. Brand         58    MDC Vice President and Controller since
                              September 1992.  McDonnell Douglas
                              Missile Systems Company (MDMSC) Vice
                              President-Business Management and Chief
                              Financial Officer 1992.  MDC Controller
                              1987-1992.


Laurie A. Broedling     50    MDC Senior Vice President - Human
                              Resources and Quality since May 1995.
                              MDC Vice President - Human Resources
                              1995.  Associate Administrator for
                              Continual Improvement of National
                              Aeronautics and Space Administration
                              1992-1995.  Deputy Under Secretary of
                              Defense -Total Quality Management
                              1990-1992.


                                                         10-K Page 7


John P. Capellupo*      61    MDA President since December 1994.  MDC
                              Executive Vice President 1992-1994.
                              McDonnell Aircraft Company (MCAIR)
                              President 1991-1992.  DAC Deputy
                              President 1990-1991.

Michael J. Cave         35    DAC Vice President/General Manager -
                              Business Operations and Chief Financial
                              Officer since November 1995.  MDA Vice
                              President/General Manager - Business
                              Management - C-17 Program 1995.  MDA
                              Vice President - Business Management
                              1994-1995.  MDA General Manager -
                              Business Program 1993-1994.  MDA
                              General Manager - Contracts and Pricing
                              1991-1993.

Stanley Ebner           62    MDC Senior Vice President - Washington
                              Operations since December 1994.  Self-
                              employed attorney, consultant, and
                              writer 1990-1994.


* Retiring, effective March 31, 1996.

George G. Field         57    DAC Senior Vice President - Product
                              Support since January 1996.  MDA Vice
                              President/General Manager - Integrated
                              Product Definition and C-17 Deputy
                              Program Manager 1994-1996.  MDA Vice
                              President/General Manager - C-17
                              Engineering and Test 1993-1994.  MDA
                              Vice President/General Manager -
                              Government Programs - Product
                              Development and Technology 1993-1994.
                              DAC Vice President MD-12 Design and
                              Technology 1992-1993.  DAC Vice
                              President - MD-11 1990-1992.

Patrick J. Finneran Jr. 50    MDA Vice President/General Manager -
                              Production Aircraft Programs since
                              January 1995.  MDA Vice President/
                              General Manager AV-8B 1992-1994.  MCAIR
                              General Manager AV-8B 1992.  MCAIR
                              Deputy General Manager
                              AV-8B 1990-1992.

Steven N. Frank         47    MDC Vice President, Associate General
                              Counsel and Secretary since April 1994.
                              MDC Vice President, Associate General
                              Counsel and Assistant Secretary 1992-
                              1994.  Partner of Peper, Martin,
                              Jensen, Maichel & Hetlage 1988-1992.

Thomas M. Gunn          52    MDC Senior Vice President - Business
                              Development since May 1995.  MDC Vice
                              President/General Manager, Strategic
                              Business and International Development
                              1994.  MDC Vice President, Strategic
                              Business Development 1993.  MDC Vice
                              President, Special Projects 1992.  MDHC
                              President 1990-1992.

Frederick W. Hill       46    MDC Senior Vice President -
                              Communications and Community Relations
                              since May 1995.  Vice President -
                              Public Affairs, Westinghouse Electric
                              Corporation 1993 - 1995.  Executive
                              Director - Government Affairs,
                              Westinghouse Electric Corporation
                              1990-1993.

Robert H. Hood Jr.      63    DAC President since January 1989.


Leonard F. Impellizzeri 57    MDA Vice President/General Manager -
                              Production Operations and General
                              Services since August 1995.  MDA Vice
                              President/General Manager - F/A-18
                              A/B/C/D 1992 - 1995.  DAC Vice
                              President, Deputy General Manager -
                              C-17 Program 1990-1992.

                                                      10-K Page 8


Donald R. Kozlowski     58    Military Transport Aircraft Senior Vice
                              President - C-17 Program Manager since
                              December 1993.  MDC Vice
                              President/General Manager-High Speed
                              Civil Transport 1992-1993.  MCAIR Vice
                              President/General Manager - F/A-18 1991-
                              1992.  MCAIR Vice President/ General
                              Manager 1988-1991.

Roger A. Krone          39    MDC Vice President - Treasurer since
                              September 1995.  MDA Division Director
                              - Information Systems 1994-1995.  MDC
                              Director - Financial Planning 1992 -
                              1994.  Program Manager - F-16 Israeli
                              Programs, General Dynamics Corporation
                              1991-1992.

F. Mark Kuhlmann        47    MDC Senior Vice President and General
                              Counsel since March 1996.  MDC Senior
                              Vice President - Administration and
                              General Counsel 1994-1996.  MDC Senior
                              Vice President - Administration,
                              General Counsel and Secretary 1992-
                              1994.  MDC Vice President, General
                              Counsel and Secretary 1991-1992.
                              McDonnell Douglas Systems Integration
                              President 1989-1991.


Herbert J. Lanese       50    MDA President since March 1996.  MDA
                              Deputy President 1995-1996.  MDC
                              Executive Vice President and Chief
                              Financial Officer 1992-1995.  MDC
                              Senior Vice President - Finance
                              1989-1992.


John F. McDonnell       57    MDC Chairman of the Board since
                              September 1994.  MDC Chairman and Chief
                              Executive Officer 1988-1994.


Thomas J. Motherway     53    McDonnell Douglas Finance Corporation
                              and McDonnell Douglas Realty Company
                              President since January 1995.
                              McDonnell Douglas Realty Company
                              President 1991-1994.  McDonnell
                              Douglas Realty Company Assistant to
                              President 1991.


Willard P. Olson        56    MDA Senior Vice President - Space and
                              Defense Systems since January 1995.
                              MDA Vice President/General Manager  -
                              Space and Defense Systems 1994-1995.
                              MDA Vice President/General Manager -
                              Huntsville 1990-1994.

Walter J. Orlowski      52    DAC Senior Vice President - MD-11,
                              MD-80 and MD-90 Programs since January
                              1996.  DAC Vice President/General
                              Manager - Marketing and Business
                              Development 1993-1996.  DAC Vice
                              President/General Manager - Development
                              Programs 1992-1993.  DAC Vice
                              President/General Manager - MD-12
                              Program 1991-1992.

James F. Palmer         46    MDC Senior Vice President and Chief
                              Financial Officer since July 1995.  MDC
                              Vice President - Treasurer 1993-1995.
                              MDA Vice President/General Manager -
                              Business Management 1992-1993.  MCAIR
                              Chief Financial Officer 1991-1992.
                              Partner of Ernst & Young LLP 1985-1991.


                                                      10-K Page 9


James B. Peterson       51    MDA Vice President/General Manager -
                              Integrated Product Definition since
                              September 1995.  MDA Vice
                              President/General Manager - Missiles
                              and Aerospace Support 1995.  MDA Vice
                              President/General Manager - Cruise
                              Missiles 1994-1995.  MDA Vice
                              President/ General Manager - Tomahawk
                              Program 1993-1994.  MDA Vice President
                              and Deputy - New Aircraft & Missile
                              Products 1992-1993.  MDMSC Vice
                              President - Advanced Programs &
                              Technology 1992.  MDMSC Vice President
                              - Technology Division 1991-1992.  MDMSC
                              Director - Tomahawk All-Up-Round (Block
                              III) 1986-1991.

James C. Restelli       54    MDA Vice President/General Manager -
                              Missile Systems and Aerospace Support
                              since September 1995.  MDA Senior Vice
                              President - Operations 1995.  MDA
                              Senior Vice President - Tactical
                              Aircraft and Missile Systems 1992 -
                              1995.  MDA Executive Vice President
                              1991-1992.  MDA Vice President -
                              Business Operations 1990 - 1991.

Michael M. Sears        48    MDA Vice President/General Manager -
                              F/A-18 since January 1994.  MDA Vice
                              President/General Manager - F/A-18E/F
                              1991-1994.  MCAIR Vice President/
                              General Manager - New Aircraft Products
                              Division 1990-1991.

James M. Sinnett        56    MDA Senior Vice President - New
                              Aircraft and Missile Products since
                              December 1993.  MDA Vice President/
                              General Manager - New Aircraft Products
                              Division 1991-1993.  MCAIR Vice
                              President/General Manager -
                              ATF 1990-1991.

Harry C. Stonecipher    59    MDC President and Chief Executive
                              Officer since September 1994.  Chairman
                              of the Board, President and Chief
                              Executive Officer of Sundstrand
                              Corporation 1991-1994.  President and
                              Chief Executive Officer of Sundstrand
                              Corporation 1989-1991.

William L. Stowers      48    MDA Vice President/General Manager -
                              Supplier Management and Procurement
                              since October 1992.  MDA Vice
                              President - Procurement 1990-1992.

Robert H. Trice Jr.     49    MDA Vice President/General Manager -
                              Business Development since October
                              1992.  MCAIR Vice President - Business
                              Development 1991-1992.  MCAIR Vice
                              President - Program Development
                              1990-1991.

John J. Van Gels        52    DAC Senior Vice President - Operations
                              since February 1996.  DAC Executive
                              Vice President - Operations and
                              Production Programs 1994-1996.  DAC
                              Vice President/General Manager  -
                              Production Programs 1993-1994.  DAC
                              Vice President/General Manager- MD-11
                              1992-1993.  DAC Vice President/General
                              Manager - Production Center Operations
                              1990-1992.

John D. Wolf            51    DAC Senior Vice President - MD-95 since
                              February 1996.  DAC Executive Vice
                              President - Development 1994-1996.  DAC
                              Executive Vice President 1991-1994.
                              DAC Vice President/General Manager -
                              MD-90/MD-80/DC-9 Programs 1989-1991.













                                                      10-K Page 10

     All of the executive officers have been employees of the Company at least five years except Edward C. Bavaria, Laurie A. Broedling, Stanley Ebner, Steven N. Frank, Frederick W. Hill, Roger A. Krone, James F. Palmer and Harry C. Stonecipher. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he was selected as an officer, except for Harry C. Stonecipher, who is party to an employment agreement incorporated by reference herein as Exhibit 10(i).

ITEM 2.  PROPERTIES

     At December 31, 1995 the Company's manufacturing, laboratory, office, and warehouse areas totaled 35.8 million square feet, of which 6.1 million square feet were leased. The Company plants are well maintained and in good operating condition. The Company has long-term arrangements with airport authorities enabling it to share the use of runways, taxiways, and other airport facilities at various locations, including St. Louis, Missouri; Long Beach, California; and Mesa, Arizona. Reduced defense spending and reduced commercial aircraft orders over the past several years has resulted in downsizing of personnel and facility needs. As a result of the Company's downsizing, certain of the Company's facilities are held for sale and certain other facilities are currently underutilized.

     The Company's principal locations are in five states and Canada. Those in St. Louis, Missouri are chiefly devoted to military aircraft, training systems, and missiles. Those in Mesa, Arizona are primarily used for development, manufacture, and assembly of helicopters. In the Los Angeles, California area, principal properties are located in Huntington Beach and Long Beach.
Huntington Beach, California properties are utilized for research and manufacture of spacecraft, launch vehicles, and electronics. Long Beach, California properties are devoted to the development, manufacture, and assembly of commercial and military transport aircraft, and to the financial services and other segment. Subassembly work for the commercial and military aircraft business segments is performed at Macon, Georgia; Salt Lake City, Utah; and Toronto, Canada for shipment to operations at Long Beach.

ITEM 3.  LEGAL PROCEEDINGS

     In 1991, McDonnell Douglas Corporation and General Dynamics (GD) filed a legal action to contest the Navy's termination for default on the A-12 contract. Additional information relative to this matter and claims filed with the Navy on the T45 contract is included in
Note 5, "Contracts in Process and Inventories" on page 39 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference. See also Note 16, "Commitments and Contingencies" on page 48 of the Company's 1995 Annual Report to Shareholders and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Business Audits, Reviews, and Investigations," page 28, which are incorporated herein by this reference.

     McDonnell Douglas is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, or similar state statutes. For additional information, see "Environmental Expenditures" on page 29 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

                                                    10-K Page 11

     A number of legal proceedings and claims are pending or have been asserted against the Company including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous waste. A substantial portion of such legal proceedings and claims is covered by insurance. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on the Company's earnings, cash flow, or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                                   10-K Page 12

                            PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Information required by this item is included on pages 44, 45, 52, and 56 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data for the five years ended December 31, 1995, consisting of the data under the captions "Summary of Operations" and "Balance Sheet Information" are included at page 52 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 22 through 29 of the 1995 Annual Report to Shareholders, which is incorporated herein by this reference.

     In March 1996, Standard & Poor's raised its ratings of McDonnell Douglas and McDonnell Douglas Finance Corporation senior debt to
A-minus from BBB. The rating agency also upgraded its rating on the MDFC subordinated debt to BBB-plus from BBB-minus.

     In March 1996, Duff & Phelps Credit Rating Co. raised its ratings of McDonnell Douglas and MDFC senior debt to A-minus from BBB-plus. The rating agency also upgraded its rating on the MDFC subordinated debt to BBB-plus from BBB-minus.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages 30 through 49, 51, and 56 of the 1995 Annual Report to Shareholders, which are incorporated herein by this reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

                            PART III

ITEMS 10, 11, 12 and 13

     The information called for by Part III, Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning Executive Officers which is provided in Part I above),
Item 11 "Executive Compensation," Item 12 "Security Ownership of Certain Beneficial Owners and Management," and Item 13 "Certain Relationships and Related Transactions" is included in the Company's definitive Proxy Statement for 1996 pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the fiscal year ended December 31, 1995, the text portion of which is incorporated herein by this reference. The report of the Management Succession and Compensation Committee and the performance graph contained in the Company's definitive Proxy Statement for 1996, however, are not incorporated herein by reference and shall not be deemed filed under the Securities Act of 1933 or under the Securities Exchange Act of 1934.
                                                         10-K Page 13
                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)1.     LIST OF FINANCIAL STATEMENTS

          The following consolidated financial statements of McDonnell Douglas Corporation and Subsidiaries included in the 1995 Annual Report to Shareholders at the pages indicated, are incorporated herein by this reference:

          Report of Ernst & Young LLP, Independent Auditors, page 51.

          Consolidated Statement of Operations, years ended
          December 31, 1995, 1994, and 1993, page 31.

          Balance Sheet, December 31, 1995 and 1994, page 32.

          Consolidated Statement of Shareholders' Equity, years ended December 31, 1995, 1994, and 1993, page 34.

          Consolidated Statement of Cash Flows, years ended
          December 31, 1995, 1994, and 1993, page 35.


          Notes to Consolidated Financial Statements, pages 36 through 49.

          Selected Financial Data by Industry Segment, page 30.

          Quarterly Results of Operations, page 56.

(a)2.     LIST OF FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statement Schedules on page 19.

          All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are omitted either because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)3.     EXHIBITS

          See Index to Exhibits on pages 15 through 18.

(b)       REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER
          OF 1995:

          Form 8-K/A filed on October 11, 1995, in response to
          Item 5.


                                                       10-K Page 14


                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MCDONNELL DOUGLAS CORPORATION
                                           (Registrant)

Date: March  25, 1996       By:    /s/ Robert L. Brand
      ---------------              ------------------------------
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

   Signature                      Title                  Date
   ---------                      -----                  ----
/s/ Harry C. Stonecipher                            March 25, 1996
------------------------
Harry C. Stonecipher      Director, President & Chief
                          Executive Officer
                          (Principal Executive Officer)

/s/ James F. Palmer                                 March 25, 1996
-------------------------
James F. Palmer           Senior Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)

/s/ Robert L. Brand                                 March 25, 1996
-------------------------
Robert L. Brand           Vice President and Controller
                          (Principal Accounting Officer)

/s/ John F. McDonnell              /s/ Kenneth M. Duberstein
---------------------------        -------------------------------
John F. McDonnell, Director        Kenneth M. Duberstein, Director

/s/ John H. Biggs                  /s/ William S. Kanaga
---------------------------        -------------------------------
John H. Biggs, Director            William S. Kanaga, Director

/s/ B.A. Bridgewater, Jr.          /s/ James S. McDonnell III
--------------------------         ------------------------------
B.A. Bridgewater, Jr., Director    James S. McDonnell III, Director


/s/ Beverly B. Byron               /s/ George A. Schaefer
--------------------------         ---------------------------------
Beverly B. Byron, Director         George A. Schaefer, Director

/s/ William E. Cornelius           /s/ Ronald L. Thompson
---------------------------        ---------------------------------
William E. Cornelius, Director     Ronald L. Thompson, Director

/s/ William H. Danforth            /s/ P. Roy Vagelos
--------------------------         ---------------------------------
William H. Danforth, Director      P. Roy Vagelos, Director


Date:  March 25, 1996












                                                     10-K Page 15

                  MCDONNELL DOUGLAS CORPORATION
                         AND SUBSIDIARIES

                        INDEX TO EXHIBITS


   EXHIBIT

 3(a)    Articles of Restatement of the Company's Charter, as filed
         June 13, 1994.
         - Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-8, Commission File No. 33-56129, filed with the Commission on October 21, 1994.

 3(b)   Bylaws of the Company, as amended March 6, 1996.

 4(a) Indenture dated as of September 1, 1985 between the Company and The Bank of New York as Successor Trustee to Citibank, N.A.
        - Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3, Commission File No. 33-36180, filed with the Commission on August 1, 1990.

 4(b) First Supplemental Indenture dated as of July 1, 1986 between the Company and The Bank of New York as Successor Trustee to Citibank, N.A.
        - Incorporated by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-3, Commission File No. 33-36180, filed with the Commission on August 1, 1990.

 4(c) Second Supplemental Indenture dated as of April 2, 1992 between the Company and The Bank of New York as Successor
        Trustee to Citibank, N.A.
        - Incorporated by reference to Exhibit 4(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4(d) Agreement of Resignation, Appointment and Acceptance dated as of May 17, 1993 by and among the Company, Citibank, N.A., as Resigning Trustee, and The Bank of New York, as Successor Trustee.
         - Incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 4(e)    Form of 8-5/8% Notes due April 1, 1997.
         - Incorporated by reference to Exhibit 4(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4(f)    Form of 9-1/4% Notes due April 1, 2002.
         - Incorporated by reference to Exhibit 4(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4(g)    Form of 9-3/4% Debentures due April 1, 2012.
         - Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

 4(h)    Form of 8-1/4% Notes due July 1, 2000.
         - Incorporated by reference to Exhibit 4(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 4(i) Rights Agreement dated as of August 2, 1990 between the Company and First Chicago Trust Company of New York, which includes as Exhibit B thereto the form of Rights Certificate.
         - Incorporated by reference to Exhibits 1 and 2 to the Company's Report on Form 8-K filed with the Commission on August 6, 1990.

4(j)    Amendment Number One to Rights Agreement, dated as of
        January 3, 1995.
        - Incorporated by reference to Exhibit 4(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(a)* McDonnell Douglas Corporation Incentive Award Plan, as amended and restated as of July 20, 1990.
         - Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

10(b)* Incentive Compensation Program, as amended and restated as of March 2, 1992 under the McDonnell Douglas Corporation
         Incentive  Award Plan.
         - Incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

10(c)* Long-Term Incentive Program, as amended and restated as of February 8, 1995 under the McDonnell Douglas Corporation
         Incentive Award Plan.
         - Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(d)*   McDonnell Douglas Corporation Senior Executive
         Performance Sharing Plan

10(e)* McDonnell Douglas Corporation Performance Sharing Plan, as amended and restated as of 5 March 1996.

10(f)* McDonnell Douglas Corporation Deferred Compensation Plan for Nonemployee Directors.
         - Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

                                                       10-K Page 17

10(g)*  McDonnell Douglas Corporation 1995 Compensation Plan for
        Nonemployee Directors.

10(h)*   McDonnell Douglas Corporation 1994 Performance and Equity
         Incentive Plan.
         - Incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-8, Commission File No. 33-56129, filed with the Commission on October 21, 1994.

10(i)*   Employment Agreement between Harry C. Stonecipher and
         McDonnell Douglas Corporation, dated as of September 24,
         1994, as amended as of March 25, 1995.

10(j)*  Stock Option Agreement between Harry C. Stonecipher and
        McDonnell Douglas Corporation, dated as of September 24,
        1994.

10(k)* Form of Termination Benefits Agreement between the Company and eight Executive Officers of the Company, dated as of March 15, 1996.

10(l)* Settlement Agreement and General and Special Release between the Company and John P. Capellupo, dated as of March 7, 1996.

10(m)*   Form of Performance Accelerated Restricted Stock Award
         Agreement (Service-Based Vesting)
         - Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(n)*  Form of Performance Accelerated Restricted Stock Award
        Agreement (Performance-Based Vesting)
         - Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

11      Computation of earnings per share.

12      Computation of Ratio of Earnings to Fixed Charges.










                                                         10-K Page 18

13 Sections of 1995 McDonnell Douglas Corporation Annual Report to Shareholders appearing under the caption: "Military Aircraft, Missiles, Space, and Electronic Systems," "Commercial
        Aircraft," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Selected Financial Data by Industry Segment," "Consolidated Statement of Operations,"
       "Balance Sheet," "Consolidated Statement of Shareholders' Equity,"
        "Consolidated Statement of Cash Flows," "Notes to
        Consolidated Financial Statements," "Report of Ernst & Young
        LLP, Independent Auditors," "Five-Year Consolidated
        Financial Summary," and "Supplemental Information."

21      Subsidiaries.

23 Consents of Independent Auditors regarding incorporation of their report included in the 1995 Annual Report to Shareholders of McDonnell Douglas Corporation into Form 10-K and incorporation of Form 10-K into Registration Statements on Form S-3 and Form S-8.

27      Financial Data Schedule.


* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.



                                                        10-K Page 19


                 MCDONNELL DOUGLAS CORPORATION
                       AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statement schedules of McDonnell Douglas Corporation and Subsidiaries for the year ended December 31, 1995, are included herein:


     Report of Independent Auditors

     Schedule II       Valuation and Qualifying Accounts












                                                    10-K Page 20



                  REPORT OF INDEPENDENT AUDITORS


We have audited the consolidated financial statements of McDonnell Douglas Corporation and subsidiaries (MDC) as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 17, 1996 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                              /s/ Ernst & Young LLP

St. Louis, Missouri
January 17, 1996


































                                                       10-K Page 21


             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      McDonnell Douglas Corporation
              Years Ended December 31, 1995, 1994, and 1993
                          (Millions of Dollars)

                       BALANCE   CHARGED                        BALANCE
                          AT        TO     CHARGED                AT
                      BEGINNING COSTS AND    TO                   END
                          OF     EXPENSES   OTHER   DEDUCTIONS    OF
                        PERIOD             ACCOUNTS              PERIOD
                      --------  ---------- -------- ----------  -------

Year Ended
  December 31, 1995:
    Allowance for
     commercial
      aircraft financing  $10        $ 3        $         $ 1      $12
    Allowance for
     uncollectible
      accounts             50         13                   13       50
                          ---        ---        ---       ---      ---
                          $60        $16        $         $14      $62
                          ===        ===        ===       ===      ===

Year Ended
  December 31, 1994:
    Allowance for
     commercial
      aircraft financing  $20        $          $         $10      $10
    Allowance for
     uncollectible
      accounts             50         13                   13       50
                          ---        ---        ---       ---      ---
                          $70        $13        $         $23      $60
                          ===        ===        ===       ===      ===

Year Ended
  December 31, 1993:
    Allowance for
     commercial
      aircraft financing  $ 6        $14        $         $        $20
    Allowance for
     uncollectible
      accounts             48         15          2        15       50
                          ---        ---        ---       ---      ---
                          $54        $29        $ 2       $15      $70
                          ===        ===        ===       ===      ===


NOTE: Amounts charged to other accounts are principally reclassifications. Deductions are principally the write off of uncollectible accounts.