Form 10-Q
period 1996-03-31
MCDONNELL DOUGLAS CORP
filed 1996-05-14
CIK 63917

                                    10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                               ------------------------------------
OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------------------------------


Commission file number    1-3685
                      -------------------------------------------------


                      MCDONNELL DOUGLAS CORPORATION
- -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Maryland                            43-0400674
- --------------------------------     ----------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


               Post Office Box 516, St. Louis, MO  63166
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


Common shares outstanding at April 30, 1996 - 109,184,523 shares

TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION                                       Page


           ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                         3

               BALANCE SHEET                                            4-5

               CONSOLIDATED STATEMENT OF CASH FLOWS                       6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS              7-14

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS          15-21



PART II    OTHER INFORMATION


           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                     22

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


THREE MONTHS ENDED MARCH  31                        1996         1995
                                                  --------     --------
                                                       (unaudited)

Revenues                                          $ 3,171      $ 3,333

Costs and expenses:
  Cost of products, services and rentals            2,537        2,794
  General and administrative expenses                 169          156
  Research and development                             88           68
  Interest expense:
    Aerospace segments                                 31           37
    Financial services and other segment               30           27
                                                  --------     --------
Total Costs and Expenses                            2,855        3,082
                                                  --------     --------

    EARNINGS BEFORE INCOME TAXES                      316          251

Income taxes                                          118           92
                                                  --------     --------
    NET EARNINGS                                  $   198      $   159
                                                  ========     ========

EARNINGS PER SHARE                                $  1.78      $  1.38
                                                  ========     ========

DIVIDENDS DECLARED PER SHARE                      $   .24      $   .20
                                                  ========     ========






The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                         McDonnell Douglas Corporation
                                         and Consolidated Subsidiaries
                                         -----------------------------
                                                March 31    December 31
                                                   1996         1995
                                                ---------    --------
                                               (unaudited)
Assets
  Cash and cash equivalents                      $   563     $   797
  Accounts receivable                                882         821
  Finance receivables and property on lease        2,626       2,347
  Contracts in process and inventories             3,579       3,421
  Prepaid income taxes                                 -           -
  Property, plant and equipment                    1,468       1,471
  Investment in Financial Services                     -           -
  Other assets                                     1,599       1,609
                                                 --------    -------
Total Assets                                     $10,717     $10,466
                                                 ========    ========

Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable and accrued expenses          $ 2,171     $ 2,284
  Accrued retiree benefits                         1,182       1,205
  Income taxes                                       103           3
  Advances and billings in excess of related
    costs                                          1,164       1,147
  Notes payable and long-term debt:
    Aerospace segments                             1,234       1,251
    Financial services and other segment           1,755       1,469
                                                 --------    --------
                                                   7,609       7,359


Minority Interest                                     67          66

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1996, 110.1 shares; 1995, 111.8 shares           110         112
  Additional capital                                   -           -
  Retained earnings                                2,967       2,947
  Unearned compensation                              (36)        (18)
                                                 --------    --------
                                                   3,041       3,041
                                                 --------    --------
Total Liabilities and Shareholders' Equity       $10,717     $10,466
                                                 ========    ========


The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                   Financial Services
- -----------------------                -----------------------
  March 31  December 31                March 31  December 31
    1996         1995                     1996         1995
  --------    ---------                --------     --------
 (unaudited)                         (unaudited)

  $   548      $   784                 $    15      $    13
      954          934                       2            2
      147          165                   2,479        2,182
    3,579        3,421                       -            -
      217          315                       -            -
    1,404        1,358                      64          113
      344          331                       -            -
    1,520        1,527                      79           82
  --------     --------                --------     --------
  $ 8,713      $ 8,835                 $ 2,639      $ 2,392
  ========     ========                ========     ========



  $ 2,083     $  2,183                 $   162      $   216
    1,182        1,205                       -            -
        -            -                     320          318

    1,128        1,111                      36           36

    1,212        1,229                      22           22
        -            -                   1,755        1,469
  --------     --------                --------     --------
    5,605        5,728                   2,295        2,061

       67           66                       -            -




      110          112                       -            -
        -            -                     238          238
    2,967        2,947                     106           93
      (36)         (18)                      -            -
  --------     --------                --------     --------
    3,041        3,041                     344          331
  --------     --------                --------     --------
  $ 8,713      $ 8,835                 $ 2,639      $ 2,392
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

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)


THREE MONTHS ENDED MARCH 31                       1996         1995
                                                 -------       ------
                                                     (unaudited)
OPERATING ACTIVITIES
  Net earnings                                   $  198       $  159
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                  63           65
      Pension income                                (32)         (50)
      Change in operating assets and liabilities   (217)         427
                                                 -------      -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES        12          601


INVESTING ACTIVITIES
  Property, plant and equipment acquired            (51)         (42)
  Finance receivables and property on lease        (295)         (95)
  Proceeds from sale of assets                        -           25
  Other                                              26            9
                                                 -------      -------

    NET CASH USED BY INVESTING ACTIVITIES          (320)        (103)

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                         89           68
  Debt having maturities more than 90 days:
    New borrowings                                  262          137
    Repayments                                      (82)         (88)
  Minority Interest                                   1            1
  Common shares purchased                          (174)        (119)
  Dividends paid                                    (22)         (22)
                                                 -------      -------

    NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                     74          (23)
                                                 -------      -------

    INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS                                 (234)         475

Cash and cash equivalents at beginning of year      797          421
                                                 -------      -------

Cash and cash equivalents at end of period       $  563       $  896
                                                 =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(Millions of dollars)




1.   Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in McDonnell Douglas Corporation's Annual Report to Shareholders for the year ended December 31, 1995.

The consolidated financial statements comprise the accounts of McDonnell Douglas Corporation and its subsidiaries, including McDonnell Douglas Financial Services Corporation (MDFS), which is the parent company of McDonnell Douglas Finance Corporation (MDFC). In consolidation, all significant intercompany balances and transactions are eliminated.

The consolidating balance sheet represents the sum of all affiliates - companies that McDonnell Douglas Corporation directly or indirectly controls through majority ownership or otherwise. Financial data and related measurements are presented in the following categories:

   MDC Aerospace.  This represents the consolidation of McDonnell
   Douglas Corporation and all of its subsidiaries other than MDFS and McDonnell Douglas Realty Company (MDRC). Those two are presented on a one-line basis as Investment in Financial Services.

   Financial Services. This represents the consolidation of MDFS (and its subsidiaries) and MDRC, both wholly-owned subsidiaries of McDonnell Douglas.

   McDonnell Douglas Corporation and Consolidated Subsidiaries. This represents the consolidation of McDonnell Douglas Corporation and all its subsidiaries (the Company).

Reclassification

In 1996, McDonnell Douglas reclassified cash flow related to certain finance receivables and property on lease from operating activities to investing activities. The prior year has been restated to conform with the 1996 presentation.

Stock Split

On April 26, 1996, the shareholders of McDonnell Douglas Corporation approved an increase in the Company's authorized common stock from 200 million shares to 400 million shares. By resolution dated January 26, 1996, the McDonnell Douglas Board of Directors authorized and declared, subject to the foregoing shareholder approval, a 2-for-1 stock split to be effected by the payment on May 31, 1996 of a stock dividend of one share of common stock on each share outstanding at the close of business on May 10, 1996. References to number of shares and per share amounts as of March 31, 1996, do not reflect these changes.

2.   Contracts in Process and Inventories

Contracts in process and inventories consisted of the following:

                                               March 31    December 31
                                                  1996         1995
                                                --------     --------
     Government contracts in process            $ 5,478      $ 5,451
     Commercial products in process               2,082        1,936
     Material and spare parts                       671          634
     Progress payments to subcontractors          1,135        1,185
     Progress payments received                  (5,787)      (5,785)
                                                --------     --------
                                                $ 3,579      $ 3,421
                                                ========     ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue that is currently not billable.

The U.S. Navy on January 7, 1991, notified McDonnell Douglas and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team has filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. The Navy has agreed to continue to defer repayment of $1.334 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it remain in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. On December 19, 1995, the U.S. Court of Federal Claims ordered the Government's termination of the A-12 contract for default be converted to a termination for convenience of the
Government.   A trial of remaining issues, including damages due to the
Team, is scheduled to commence in November 1996.

At March 31, 1996, Contracts in Process and Inventories included approximately $573 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 million in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company believed was the upper range of possible loss on termination for convenience, namely $350 million. In the Company's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A-12 net contracts in process and nonreimbursed supplier termination payments as of March 31, 1996, as a result of a termination of the contract for the convenience of the Government. The Company has been provided with an opinion of outside counsel that the Government's termination of the contract for default was contrary to law and fact, that the rights and obligations of the Company are the same as if the termination had been issued for the convenience of the Government, and that, subject to prevailing that the termination is properly one for the convenience of the Government, the probable claims adjustments are not less than $250 million.

In 1984, the Company entered into a full-scale development letter contract, containing a not-to-exceed price for the T-45 Training System that included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable U.S. Navy aircraft, designated the T-45A. The final negotiated firm fixed-price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. The Company advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. The Company proceeded with the improvements, and its cost has increased the cost at completion for the development and low-rate initial-production contracts to a point where it exceeds the fixed price of such contracts.
At March 31, 1996, Contracts in Process and Inventories included costs for the related contracts of $166 million. Realization of the majority of this amount is dependent on the Company's recovery on claims filed with respect to the improvements. The Company believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993, the Navy denied these claims. The Company has appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims. The Company's belief as to expected claims recovery is supported by an opinion of outside counsel provided to the Company that there are reasonable factual and legal bases for the current claims against the Navy and that, based on the Company's labor and cost accounting records and computations, it is probable that McDonnell Douglas will recover in excess of $225 million on the claims. Additionally, if the Company were not to recover a portion of the claims amount related to work for which a subcontractor is responsible, the Company, supported by the opinion of outside counsel, believes the subcontractor would be legally liable for such costs. If revenue from such claims is not realized, a loss provision of approximately $156 million would be required on the related development and low-rate initial-production contracts.

Resolution of claims on the A-12 and T-45 contracts will involve negotiation with the Government or litigation, and the ultimate realization and receipt of future revenue may vary from current estimates.

Prior to October 1, 1995, MD-11 production and tooling costs were charged to cost of sales based on the estimated average unit cost for the program. The estimated average unit costs were based on cost estimates of a 301-aircraft program. The costs incurred per unit in excess of the estimated average unit cost were deferred, to be recovered by production and sale of lower-than-average cost units. In applying the program-average method, the Company estimated (a) the number of units to be produced and sold in the program, (b) the rate at which the units were expected to be produced and sold, and thus the period of time to accomplish that, and (c) selling prices, production costs, and the gross profit margin for the total program.

Effective October 1, 1995, McDonnell Douglas changed its accounting for cost of sales on the MD-11 aircraft program from the program-average cost basis to the specific-unit cost basis. At the same time, McDonnell Douglas revalued MD-11 program support costs previously valued in inventories consistent with the program-average cost concept. MD-11 program support costs are now allocated to current production. This change to the specific-unit costing method for the MD-11 program was made in recognition of production rates, existing order base, and length of time required to achieve program deliveries, and thus, the resultant increased difficulty - which became apparent in the fourth quarter of 1995 - in making the estimates necessary under the program-average method of accounting.
Because the effect of this change in accounting principle was inseparable from the effect of the change in accounting estimate, the change was accounted for as a change in estimate. As a result, McDonnell Douglas recorded a noncash charge to operations of $1,838 million in the fourth quarter of 1995.

3.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

At March 31, 1996, MDC Aerospace has a revolving credit agreement (RCA) under which MDC Aerospace may borrow up to $1.75 billion through June 2000. Under the credit agreement, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the credit agreement at March 31, 1996.

In 1992, MDC Aerospace commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue, pursuant to a shelf registration filed with the Securities and Exchange Commission (SEC). The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of March 31, 1996, MDC Aerospace had issued $152 million of medium-term notes, of which $59 million is currently outstanding. During 1993, MDC Aerospace issued $200 million of 8.25% senior debt securities due on July 1, 2000.
As of March 31, 1996, $198 million of securities registered under the shelf registration remain unissued.

Senior debt securities totaling $1,145 million, including the $200 million mentioned above, were outstanding at March 31, 1996. The notes were issued in 1992 and 1993 with interest rates of 8.25% to 9.8% and maturities from 1997 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $22 million at March 31, 1996.

Financial Services Credit Agreements

At March 31, 1996, MDFS and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in August 1999, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no outstanding borrowings under this agreement at March 31, 1996. Commercial paper of $89 million outstanding at March 31, 1996, is fully supported by unused commitments under this agreement.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

During 1995, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of March 31, 1996, had issued $170 million of securities.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount. As of March 31, 1996, MDFC had issued $85 million of securities under the program.

MDFC's senior debt at March 31, 1996 included $69 million secured by equipment that had a carrying value of $95 million. MDRC's debt of $28 million at March 31, 1996, was secured by indentures of mortgage and deeds of trust on MDRC's interest in real estate developments that had a carrying value of $60 million.

4.   Financial Instruments

McDonnell Douglas uses derivative financial instruments to manage well-defined foreign exchange subcontract price risks and foreign currency denominated debt risks, and on a selective basis to reduce the impact of interest-rate fluctuations on certain debt instruments. McDonnell Douglas does not trade in derivatives for speculative purposes.

At March 31, 1996, the notional amount of forward exchange contracts denominated in currencies of major industrial countries was $99 million. The term of currency derivatives varies, but the longest is three years.

At March 31, 1996, MDFC had interest rate swap agreements outstanding as follows:

                            Contract   Notional   Receive       Pay
                            Maturity    Amount     Rate         Rate
                            --------   --------   --------      -----
Senior debt securities    2006 - 2008    $221     Floating   7.2% - 7.5%
Capital lease obligations     2007       $166     Floating   6.7% - 6.9%
Medium term notes             1997       $ 20     Floating       6.7%
Medium term notes             2000       $ 20       8.6%       Floating

The floating rates are based on LIBOR or Federal Funds.



5.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers, or aircraft values. At March 31, 1996, MDC Aerospace had made offers of this nature to customers totaling $1,301 million related to aircraft on order or under option scheduled for delivery through the year 2002 and had made guarantees and other commitments totaling $591 million on delivered aircraft. MDFS also had commitments to provide leasing and other financing in the aggregate amount of $180 million at March 31, 1996. The Company does not expect these offers or commitments to have a material adverse effect on its earnings, cash flow, or financial position.

The Company's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense S.A. (Varig). During 1994, Varig notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations. In connection with that restructuring, the Company made lease, loan, and interest payments totaling $65 million on behalf of Varig in 1994 and 1995. During January 1996, Varig requested deferral of additional obligations covering the January 1996 through January 1998 period. Varig and the Company tentatively agreed to defer certain payments owed to the Company, with repayment by Varig to begin in 1998. These restructurings and payments have not had and, assuming restructuring steps are not unsuccessful, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at 33 sites. Of these, the Company believes that it has de minimis liability at 21 sites, including 12 sites at which it believes that it has no future liability. At four of the sites where the Company's liability is not considered to be de minimis, the Company lacks sufficient information to determine its probable share or amount of liability. At seven of the remaining eight sites at which the Company's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity.

At March 31, 1996, the accrued liability for study and remediation expenditures at Superfund sites and for the Company's current and former operating sites was $45 million. Because of uncertainty inherent in the estimation process, it is at least reasonably possible that actual costs will differ from estimates. Ongoing operating and maintenance costs on current operating sites and remediation expenditures on property held for sale are not included in this amount. The Company believes any amounts paid in excess of the accrued liability will not have a material effect on its earnings, cash flow, or financial position. Claims for recovery have not been netted against the environmental liabilities. Receivables have been recorded from one insurance carrier with which environmental coverage has been agreed. Such receivables totaled $8 million at March 31, 1996.

A number of legal proceedings and claims are pending or have been asserted against the Company, including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous substances. A substantial portion of such legal proceedings and claims is covered by insurance. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

The Company has union contracts that will expire in 1996, covering eleven bargaining units and approximately 7,300 people. The largest of those unions is District Lodge 837, International Association of Machinists and Aerospace Workers (IAMAW), whose contract ends May 19, 1996. Contract negotiations with the IAMAW officially began March 25, 1996.

6.   Operations of MDFS

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS:

Three Months Ended March 31                 1996            1995
                                           ------          ------
Earned income                              $  57           $  47
Costs and expenses                            36              34
Net earnings                                  13               9
Dividends                                      -               9

7.   Supplementary Payment Information

Three Months Ended March 31                 1996            1995
                                           ------          ------
Interest paid                              $  57           $ 100
Income taxes paid                             18              25

8.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the three-month period which were 111,115,990 in 1996 and 115,818,563 in 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7, and with Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in the Company's 1995 Annual Report to Shareholders (the 1995 Annual Report).

Forward-Looking Information

Statements and financial discussion and analysis by management contained herein and in the MD&A of the 1995 Annual Report which are not historical facts are forward-looking statements. Such forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain risks and uncertainties which may affect the actual results of any forward-looking information contained herein, refer to the Form 8-K filed by the Company with the Securities and Exchange Commission (SEC)on April 17, 1996.

Results of Operations

McDonnell Douglas revenues were $3.171 billion in the first quarter of 1996, compared to $3.333 billion in the first quarter of 1995. A decrease in revenue in the commercial aircraft segment was largely offset by increases in each of the other segments.

Net earnings for the first quarter of 1996 were $198 million, an increase of 25 percent over the first quarter 1995 net earnings of $159 million. The earnings improvement was led by the military aircraft segment.

Operating earnings for the first quarter of 1996 were $347 million, compared to $293 million in the first quarter of 1995. Operating earnings were higher in the military aircraft, commercial aircraft, and financial services and other segments. The missiles, space and electronic systems segment operating earnings were flat compared to 1995's first quarter.

Pension income totaled $32 million in the 1996 first quarter, down from $50 million in the first quarter of 1995. Increases in pension benefits announced in the second quarter of 1995 and a change in the actuarial interest assumption for the discount rate contributed to the 1996 reduction.

                                          Three Months Ended
                                                March 31
                                           1996         1995
                                         -------       -------
                                         (Millions of dollars)
Revenues
  Military aircraft                      $ 2,039       $ 1,929
  Commercial aircraft                        428           917
  Missiles, space and electronic
    systems                                  608           407
  Financial services and other                87            77
                                         --------      --------
    Operating revenues                     3,162         3,330

  Non-operating income                         9             3
                                         --------      --------
  Total Revenues                         $ 3,171       $ 3,333
                                         ========      ========
Earnings
  Military aircraft                      $   250       $   210
  Commercial aircraft                         19            12
  Missiles, space and electronic
    systems                                   58            59
  Financial services and other                20            12
                                         --------      --------
    Operating earnings                       347           293

  Corporate and other                                       (5)
  Interest expense                           (31)          (37)
  Income taxes                              (118)          (92)
                                         --------      --------
  Net Earnings                           $   198       $   159
                                         ========      ========

Military Aircraft

Revenues in the military aircraft segment increased 6 percent in the first quarter of 1996 to $2.0 billion from $1.9 billion in the first quarter of 1995. Several programs contributed to the increase, most notably the F/A-18 and C-17 programs and the remanufacturing phase associated with the Apache Longbow program.

The military aircraft segment had record operating earnings of $250 million in the first quarter of 1996, compared with $210 million in the same period in 1995. Improved earnings in the F/A-18 and C-17 programs led the way. C-17 earnings included award fees in the first quarter of 1996 and 1995. Profit margins in this segment exceeded 12 percent in the 1996 period, compared with just under 11 percent in the 1995 first quarter.

MDC received payment in the first quarter of 1995 related to the C-17 omnibus settlement. See also "Liquidity," page 18.

Commercial Aircraft

Revenues in the commercial aircraft segment decreased to $428 million in the 1996 first quarter, compared with $917 million in the 1995 same quarter. McDonnell Douglas delivered four MD-80 and three MD-90 twin jets and three MD-11 trijets in the 1996 first quarter, compared with six MD-80 and three MD-90 twin jets and four MD-11 trijets in the 1995 same period. Two of the MD-90 twin jet and two of the MD-11 trijet 1996 deliveries were accounted for as operating leases with minimal revenue recorded on such transactions at the time of delivery. The decreased revenues in the first quarter of 1996 were attributable mainly to the types of transactions (operating leases rather than sales) and, to a lesser extent, to lower number of aircraft deliveries.

Operating earnings in the commercial aircraft segment in the 1996 first quarter were $19 million, up from $12 million in the first quarter of 1995. Earnings in the 1996 first quarter include recoveries from an insurance carrier related to environmental coverage at several sites. Before period costs, operating margins in the commercial aircraft programs in the first quarter of 1996 were minimal. Earnings from the sale of spare parts and other commercial aircraft support services offset the commercial aircraft research and development and general and administrative expenses.

Effective October 1, 1995, McDonnell Douglas began recording cost of sales on MD-11 trijet sales on the specific-unit cost basis. Prior to October 1, 1995, MD-11 trijet production and tooling costs were charged to cost of sales using the program-average cost basis. See Note 2, "Contracts in Process and Inventories," page 8, for a further discussion of this change.

During the 1996 first quarter, McDonnell Douglas received net orders for four MD-90 twin jets and new orders for three passenger configuration MD-11 trijets. Two of the MD-90's are scheduled for delivery in 1996. Two of the MD-11 orders represent 1996 deliveries, and the third a 1997 first quarter scheduled delivery. On March 31, 1996, McDonnell Douglas had firm orders for 20 MD-80 twin jets, 118 MD-90 twin jets, 50 MD-95 twin jets, and 21 MD-11 trijets.

Missiles, Space and Electronic Systems

Revenues in the missiles, space and electronic systems segment increased to $608 million in the first quarter of 1996, from $407 million in the same period in 1995. Higher revenue in the Delta II program, bolstered by four launches in the 1996 first quarter, accounted for the increase.

Operating earnings in the missiles, space and electronic systems segment in the first quarter of 1996 were $58 million, compared with $59 million in the first quarter of 1995. Profit margins in this segment were 9.5 percent in the first quarter of 1996, compared with 14.5 percent in the same period of 1995. Development expenditures on the Delta III, a launch vehicle currently under development, and lower earnings on the Space Station program contributed to the reduced margins in 1996. The Delta II program recorded increased earnings in 1996 over the 1995 first quarter.

Financial Services

Operating earnings in the financial services and other segment were $20 million in the first quarter of 1996, compared with $12 million in the same quarter in 1995. Revenues in this segment were $87 million in the first quarter of 1996, an increase of $10 million over the same period in 1995. The earnings improvement and revenues increase reflect the corporation's continued focus on growing this segment of its business.

Liquidity

As detailed in this section, MDC believes that it has sufficient sources of capital to meet anticipated needs.

Debt and Credit Arrangements. McDonnell Douglas has in place a number of credit facilities with banks and other institutions. At March 31, 1996, the Company had a revolving credit agreement (RCA) under which it can borrow up to $1.75 billion through June 2000. There were no amounts outstanding under the RCA at March 31, 1996.

In 1992, McDonnell Douglas commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the SEC. As of March 31, 1996, $198 million of securities registered under the shelf registration remain unissued. No securities have been issued under this shelf registration since the first quarter of 1995.

Amounts available under the RCA and medium-term note program may be accessed to meet cash requirements.

The Company also has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables in amounts up to $300 million. As of March 31, 1996, no current receivable interests have been sold.

In March 1996, Standard & Poor's raised its ratings of McDonnell Douglas and McDonnell Douglas Finance Corporation senior debt to A-minus from BBB. The rating agency also upgraded its rating on MDFC subordinated debt to BBB-plus from BBB-minus.

In March 1996, Duff & Phelps Credit Rating Co. raised its ratings of McDonnell Douglas and MDFC senior debt to A-minus from BBB-plus. The rating agency also upgraded its rating on MDFC subordinated debt to BBB-plus from BBB-minus.

Shareholder Initiatives. On October 28, 1994, the Company's Board of Directors authorized a stock repurchase plan that authorizes McDonnell Douglas to purchase up to 18 million shares, or about 15 percent of its then-outstanding common stock. Although funds are available under existing debt agreements, the Company intends to continue to use excess cash flow to fund the stock repurchase program and does not expect the program to affect negatively the company's ability to fund capital spending, research and development, or acquisitions. Through March 31, 1996, the Company had acquired 9.2 million shares, or about 8 percent of its common stock, at a cost of $611 million. These amounts include .2 million shares with a cost of $15 million settled subsequent to March 31, 1996.

On January 26, 1996, the Company's Board of Directors authorized a 20 percent increase in the quarterly dividend and a two-for-one split of the common stock. The quarterly dividend was increased from 20 cents per share to 24 cents per share, payable on April 1, 1996, to shareholders of record on March 1, 1996. The stock split had been subject to shareholder approval of an increase in authorized common stock. An increase in the Company's authorized common stock from 200 million to 400 million shares was approved at the annual meeting of shareholders on April 26, 1996. To effectuate the stock split, shareholders of record at the close of business on May 10, 1996, are entitled to receive on May 31, 1996, an additional stock certificate representing one additional common share for each share of common stock held.

Aerospace Cash & Cash Equivalents. Aerospace cash and cash equivalents were $548 million at March 31, 1996, compared with $784 million at December 31, 1995. Cash used by aerospace operations was just under $50 million for the 1996 first quarter, prior to reductions of $174 million used by McDonnell Douglas to repurchase 1.9 million shares of its common stock. An increase in contracts in process and inventories contributed to the use of cash in the 1996 first quarter. Receipts related to the C-17 omnibus settlement contributed to the increase in cash in the 1995 first quarter.

Development Programs. In October 1995, McDonnell Douglas launched the MD-95, a 100-seat medium-range airliner. Initial deliveries of the MD-95 to ValuJet Airlines Inc. are scheduled in 1999. In addition, in May 1995 McDonnell Douglas announced the development of the Delta III, its newest expendable launch vehicle. The MD-95 twin jet and the Delta III launch vehicle will require investments in development, inventory, and tooling during the next several years, which the Company intends to fund with excess cash flow or from resources available under its existing credit agreements.

Commercial Aircraft Financing. Airlines may decline deliveries of aircraft, request changes in delivery schedules, or default on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by the Company could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 5,
 "Commitments and Contingencies", page 12, the Company also has outstanding guarantees of $591 million related to the marketing of commercial aircraft. The Company does not believe that the existence of such guarantees, after considering residual values, or delays or defaults by commercial aircraft customers, will have a material adverse effect upon its earnings, cash flow, or financial position.

McDonnell Douglas has made lease, loan principal, and interest payments totaling $65 million and has tentatively agreed to make certain additional loan principal payments through January 1998 on behalf of Viacao Aerea Rio-Grandense S.A. (Varig). Payments on behalf of Varig are not expected to have a material adverse effect on earnings, cash flow, or financial position of the Company. See Note 5, "Commitments and Contingencies," page 12, for a further discussion of Varig.

The Company, including MDFC, has also made offers totaling $1,301 million to arrange or provide financing for ordered but undelivered aircraft. The Company does not anticipate that the existence of such financing offers will have a material adverse effect on earnings, cash flow, or financial position. See Note 5, "Commitments and Contingencies," page 12.

Financial Services. Financial Services debt at March 31, 1996, was approximately $1.8 billion, up from approximately $1.5 billion at December 31, 1995. The increase in debt is consistent with the increased finance receivables and property on lease portfolio of MDFC. McDonnell Douglas Financial Services Corporation (MDFS), through its MDFC subsidiary, has traditionally generated cash from operating activities, placement of debt, issuances of commercial paper, and the normal runoff of its portfolio to fund its operations.

During 1995, MDFC filed a shelf registration statement with the SEC providing for up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of March 31, 1996, had issued $170 million of debt securities under this program.

During 1995, MDFS also initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount. As of March 31, 1996, MDFS had issued $85 million of securities under this program.

MDFC's senior debt at March 31, 1996, included $69 million secured by equipment that had a carrying value of $95 million. MDRC's debt of $28 million at March 31, 1996, was secured by indentures of mortgage and deeds of trust on MDRC's interest in real estate developments that had a carrying value of $60 million.

MDFC has also used, and in the future anticipates using, cash provided by operations, commercial paper borrowings, borrowings under bank credit lines, and unsecured term borrowings as its primary sources of funding. MDFC anticipates using proceeds from the issuance of additional public debt to fund future growth.

Government Business Audits, Reviews, and Investigations

McDonnell Douglas, as a large defense contractor, is subject to many audits, reviews, and investigations by the U.S. Government of its negotiation and performance of, accounting for, and general practices relating to Government contracts. An indictment of a contractor may result in suspension from eligibility for award of any new Government contract, and a guilty plea or conviction may result in debarment from eligibility for awards. The Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties.
Based on presently known facts, the Company believes that it has not engaged in any criminal misconduct with respect to any of these matters currently known to be under investigation and that the ultimate resolution of these investigations will not have a material adverse effect on the Company's earnings, cash flow, or financial position.

In March 1991, the SEC issued a Formal Order of Private Investigation (the 1991 SEC Investigation) looking into whether the Company violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with disclosures about and accounting for the A-12. In February 1993, the SEC issued subpoenas requesting additional information, and it broadened its inquiry to include the C-17 program and possibly other programs. The Company believes that it has properly reported and disclosed information and accounted for its programs in accordance with generally accepted accounting principles.

In January 1993, the DOD Inspector General (IG) completed an inquiry into an allegation of favoritism and advantageous treatment accorded the Company by the DOD in connection with the C-17 Globmaster III program. The IG's report questioned contracting actions and payments by the U.S. Air Force and related information provided by the Air Force and McDonnell Douglas personnel. The Company believes that it properly reported and disclosed information relative to the C-17 contract and that it properly submitted bills to and was paid by the Air Force in accordance with DOD rules then in effect for work performed. In April 1993, the Air Force issued an extensive report responding to the allegations made by the IG. Although the Air Force report reflected the difference between the parties concerning the segregation and payment of certain C-17 engineering costs, the report concluded that there was no illegal or improper plan or actions taken to provide payments to McDonnell Douglas and that the integrity of the acquisition system had not been compromised. In a November 1993 reply, the IG reasserted his conclusion that there had been an Air Force plan to assist the Company that exceeded permissible limits.

Backlog

McDonnell Douglas had firm backlog of $22.534 billion on March 31, 1996, compared with $19.640 billion on December 31, 1995. Total backlog was $29.408 billion on March 31, 1996, compared with $28.353 billion on December 31, 1995. Substantially all of the increase in both firm and total backlog occurred in the military aircraft segment, led by the C-17 and Apache programs. The C-17 program received an order for eight aircraft, completing the Air Force 40 aircraft buy authorization. The Apache helicopter program received contracts for attack helicopters and for long lead materials and production of the initial lot for the remanufacture of the Apache helicopter to the Longbow radar configuration.

In late April 1996, President Clinton signed into law the fiscal year 1996 budget accord for the U.S. Government that contains language approving a multi-year purchase of 80 C-17 aircraft. The aforementioned backlog amounts exclude these 80 additional C-17 aircraft.

Union Negotiations

The Company has union contracts that will expire in 1996, covering eleven bargaining units and approximately 7,300 people. The largest of those unions is District Lodge 837, International Association of Machinists and Aerospace Workers (IAMAW), whose contract ends May 19, 1996. Contract negotiations with the IAMAW officially began March 25, 1996.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         Form 8-K filed on April 17, 1996, in response to Item 5.




SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                   MCDONNELL DOUGLAS CORPORATION
                                           (Registrant)




Date:    MAY 14, 1996              /s/ R. L. Brand
                                   R. L. Brand
                                   Vice President and Controller
                                   and Registrant's Authorized
                                   Officer