Form 10-Q
period 1996-06-30
MCDONNELL DOUGLAS CORP
filed 1996-08-13
CIK 63917

                                 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996
                               ------------------------------------
OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------  --------------------

Commission file number    1-3685
                          ------

                      MCDONNELL DOUGLAS CORPORATION
- -----------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


            Maryland                            43-0400674
- --------------------------------    -----------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
 incorporation or organization)


               Post Office Box 516, St. Louis, MO  63166
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

       Yes   X    No
          -------   -------

- -----------------------------------------------------------------------
Common shares outstanding at July 31, 1996 - 215,285,216 shares

TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                  Page

           ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENT OF EARNINGS                 3-4

               BALANCE SHEET                                      5-6

               CONSOLIDATED STATEMENT OF CASH FLOWS                 7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        8-15

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS    16-24



PART II    OTHER INFORMATION

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                    HOLDERS                                        25

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K               26

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


THREE MONTHS ENDED JUNE 30                         1996         1995
                                                 --------     --------
                                                       (unaudited)

Revenues                                          $ 3,264      $ 3,922

Costs and expenses:
  Cost of products, services and rentals            2,640        3,336
  General and administrative expenses                 177          183
  Research and development                             91           72
  Interest expense:
    Aerospace segments                                 31           35
    Financial services and other segment               32           28
                                                  --------     --------

      Total Costs and Expenses                      2,971        3,654
                                                  --------     --------

    EARNINGS BEFORE INCOME TAXES                      293          268

Income taxes                                          105           99
                                                  --------     --------

    NET EARNINGS                                  $   188      $   169
                                                  ========     ========


EARNINGS PER SHARE                                $   .87      $   .74
                                                  ========     ========

DIVIDENDS DECLARED PER SHARE                      $   .12      $   .10
                                                  ========     ========






The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


SIX MONTHS ENDED JUNE 30                           1996         1995
                                                 --------     --------
                                                        (unaudited)

Revenues                                          $ 6,435      $ 7,255

Costs and expenses:
  Cost of products, services and rentals            5,177        6,130
  General and administrative expenses                 346          339
  Research and development                            179          140
  Interest expense:
    Aerospace segments                                 62           72
    Financial services and other segment               62           55
                                                  --------     --------

      Total Costs and Expenses                      5,826        6,736
                                                  --------     --------

    EARNINGS BEFORE INCOME TAXES                      609          519

Income taxes                                          223          191
                                                  --------     --------

    NET EARNINGS                                  $   386      $   328
                                                  ========     ========


EARNINGS PER SHARE                                $  1.76      $  1.43
                                                  ========     ========

DIVIDENDS DECLARED PER SHARE                      $   .24      $   .20
                                                  ========     ========






The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                         McDonnell Douglas Corporation
                                         and Consolidated Subsidiaries
                                         -----------------------------
                                                 June 30    December 31
                                                   1996         1995
                                                 --------    --------
                                               (unaudited)
Assets
  Cash and cash equivalents                      $   402     $   797
  Accounts receivable                                843         821
  Finance receivables and property on lease        2,649       2,347
  Contracts in process and inventories             3,669       3,421
  Prepaid income taxes                                 -           -
  Property, plant and equipment                    1,442       1,471
  Investment in Financial Services                     -           -
  Other assets                                     1,634       1,609
                                                 --------    --------
Total Assets                                     $10,639     $10,466
                                                 ========    ========

Liabilities and Shareholders' Equity
Liabilities:
  Accounts payable and accrued expenses          $ 2,236     $ 2,284
  Accrued retiree benefits                         1,156       1,205
  Income taxes                                        21           3
  Advances and billings in excess of related
    costs                                          1,178       1,147
  Notes payable and long-term debt:
    Aerospace segments                             1,233       1,251
    Financial services and other segment           1,730       1,469
                                                 --------    --------
                                                   7,554       7,359

Minority Interest                                     66          66

Shareholders' Equity:
  Preferred Stock - none issued
  Common Stock - issued and outstanding:
    1996, 216.3 shares; 1995, 223.6 shares           216         224
  Additional capital                                   -           -
  Retained earnings                                2,835       2,835
  Unearned compensation                              (32)        (18)
                                                 --------    --------
                                                   3,019       3,041
                                                 --------    --------
Total Liabilities and Shareholders' Equity       $10,639     $10,466
                                                 ========    ========


The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                   Financial Services
      ---------------                  -------------------
  June 30    December 31               June 30     December 31
    1996         1995                    1996         1995
  =======      ========                ========     ========
 (unaudited)                         (unaudited)

  $   386      $   784                 $    16      $    13
      934          934                       2            2
      149          165                   2,500        2,182
    3,669        3,421                       -            -
      312          315                       -            -
    1,378        1,358                      64          113
      354          331                       -            -
    1,547        1,527                      87           82
  --------     --------                --------     --------
  $ 8,729      $ 8,835                 $ 2,669      $ 2,392
  ========     ========                ========     ========



  $  2,135     $ 2,183                 $   194      $   216
     1,156       1,205                       -            -
        -            -                     333          318

     1,140       1,111                      38           36

     1,213       1,229                      20           22
        -            -                   1,730        1,469
  --------     --------                --------     --------

     5,644       5,728                   2,315        2,061

        66          66                       -            -




       216         224                       -            -
        -            -                     238          238
     2,835       2,835                     116           93
       (32)        (18)                      -            -
  --------     --------                --------     --------
     3,019       3,041                     354          331
  --------     --------                --------     --------

  $  8,729     $ 8,835                 $ 2,669      $ 2,392
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

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)


SIX MONTHS ENDED JUNE 30                           1996         1995
                                                 -------      -------
                                                      (unaudited)
OPERATING ACTIVITIES
  Net earnings                                   $  386       $  328
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                 130          127
      Pension income                                (65)         (93)

      Change in operating assets and liabilities   (252)         421
                                                 -------      -------

    NET CASH PROVIDED BY OPERATING ACTIVITIES       199          783


INVESTING ACTIVITIES
  Property, plant and equipment acquired            (87)         (68)
  Finance receivables and property on lease        (318)         (62)
  Proceeds from sale of assets                        -           25
  Other                                              (6)         (21)
                                                 -------      -------

    NET CASH USED BY INVESTING ACTIVITIES          (411)        (126)

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                         33           28
  Debt having maturities more than 90 days:
    New borrowings                                  366          235
    Repayments                                     (156)        (183)
  Minority Interest                                                1
  Common shares purchased                          (377)        (242)
  Dividends paid                                    (49)         (46)
                                                 -------      -------

    NET CASH USED BY FINANCING ACTIVITIES          (183)        (207)
                                                 -------      -------

    INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                  (395)         450

Cash and cash equivalents at beginning of year      797          421
                                                 -------      -------

Cash and cash equivalents at end of period       $  402       $  871
                                                 =======      =======




The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(Millions of dollars)




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

Stock Split

In January 1996, the McDonnell Douglas Board of Directors authorized a two-for-one stock split to be implemented by a stock dividend of one share for each share outstanding to shareholders of record on May 10, 1996, payable on May 31, 1996. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references to number of shares, per share amounts, and market prices of common stock have been restated to reflect the stock split.

2.   Contracts in Process and Inventories

Contracts in process and inventories consisted of the following:

                                               June 30    December 31
                                                 1996         1995
                                             -----------  ----------

Government contracts in process               $ 5,011      $ 5,451
Commercial products in process                  2,272        1,936
Material and spare parts                          683          634
Progress payments to subcontractors             1,046        1,185
Progress payments received                     (5,343)      (5,785)
                                              --------     --------

                                              $ 3,669      $ 3,421
                                              ========     ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue that is currently not billable.

The U.S. Navy on January 7, 1991, notified McDonnell Douglas and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team has filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. The Navy has agreed to continue to defer repayment of $1.334 billion alleged to be due with interest from January 7, 1991, from the Team as a result of the termination for default of the A-12 program. The agreement provides that it remain in force until the dispute as to the type of termination is resolved by the pending litigation in the U.S. Court of Federal Claims or negotiated settlement, subject to review by the U.S. Government annually on December 1, to determine if there has been a substantial change in the financial condition of either Team member such that deferment is no longer in the best interest of the Government. On December 19, 1995, the U.S. Court of Federal Claims ordered the Government's termination of the A-12 contract for default be converted
to a termination for convenience of the Government.   On June 12, 1996,
the U.S. Court of Federal Claims ordered that it would not consider either a loss adjustment or entitlement to profit, so that only incurred costs remain to be determined to decide the Team's termination for convenience recovery, and that a trial, if necessary, is scheduled to begin no later than September 16, 1996.

At June 30, 1996, Contracts in Process and Inventories included approximately $574 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 million in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company believed was the upper range of possible loss on termination for convenience, namely $350 million. In the Company's opinion, this loss provision continues to provide adequately for the reasonably possible reduction in value of A12 net contracts in process and nonreimbursed supplier termination payments as of June 30, 1996, as a result of a termination of the contract for the convenience of the Government.

Resolution of claims on the A-12 contract will involve negotiation with the Government or litigation, and the ultimate realization and receipt of future revenue may vary from current estimates.

In 1984, the Company entered into a full-scale development letter contract, containing a not-to-exceed price for the T-45 Training System that included the conversion of the land-based British Hawk aircraft with minimal change into a carrier-capable U.S. Navy aircraft, designated the T-45A. The final negotiated firm fixed-price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. The Company advised the Navy that incorporation of the requested improvements into the aircraft configuration would entitle it to additional compensation. The Company proceeded with the improvements, and its cost has increased the cost at completion for the development and low-rate initial-production contracts to a point where it exceeds the fixed price of such contracts. At June 30, 1996, Contracts in Process and Inventories included costs for the related contracts of $164 million. The Company believes it is entitled to an equitable adjustment in contract price and schedule and other appropriate relief for such improvements and submitted claims to the Navy during 1990 for such relief. During 1993, the Navy denied these claims. The Company appealed the Navy's decision to the Armed Services Board of Contract Appeals. The estimated revenue of the contracts at completion includes $225 million from expected recovery on such claims. In August 1996, the Company and the Navy agreed to settle the T-45 claims and appeal pending in the Armed Services Board of Contract Appeal. Under the agreement, subject to Congressional notification, the Navy will pay McDonnell Douglas $209 million by September 30, 1996, or the agreement will expire. The agreement also provides for the resolution of several contract issues and the conclusion of certain current business arrangements. Based on current understandings, McDonnell Douglas expects to record a charge to pre-tax earnings of approximately $14 million in the third quarter of 1996 in connection with the settlement and the resolution of such contract issues. After supplier payments, the agreement is expected to result in favorable cash impacts aggregating approximately $169 million in the third quarter.

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

Effective October 1, 1995, McDonnell Douglas changed its accounting for cost of sales on the MD-11 aircraft program from the program-average cost basis to the specific-unit cost basis. At the same time, McDonnell Douglas revalued MD-11 program support costs previously valued in inventories consistent with the program-average cost concept. MD-11 program support costs are now allocated to current production. This change to the specific-unit costing method for the MD-11 program was made in recognition of production rates, existing order base, and length of time required to achieve program deliveries, and thus, the resultant increased difficulty - which became apparent in the fourth quarter of 1995 - in making the estimates necessary under the program-average method of accounting. Because the effect of this change in accounting principle was inseparable from the effect of the change in accounting estimate, the change was accounted for as a change in estimate. As a result, McDonnell Douglas recorded a noncash charge to operations of $1.838 billion in the fourth quarter of 1995.

3.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

At June 30, 1996, MDC Aerospace has a revolving credit agreement (RCA) under which MDC Aerospace may borrow up to $1.75 billion through June 2000. Under the credit agreement, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The agreement contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the credit agreement at June 30, 1996.

In 1992, MDC Aerospace commenced an offering of up to $550 million of its medium-term notes due from and exceeding nine months from the date of issue, pursuant to a shelf registration filed with the Securities and Exchange Commission (SEC). The interest rate applicable to each note and certain other variable terms are established at the date of issue. As of June 30, 1996, MDC Aerospace had issued $152 million of medium-term notes, of which $59 million is currently outstanding. During 1993, MDC Aerospace issued $200 million of 8.25% senior debt securities due on July 1, 2000. As of June 30, 1996, $198 million of securities registered under the shelf registration remain unissued.

Senior debt securities totaling $1.146 billion, including the $200 million mentioned above, were outstanding at June 30, 1996. The notes were issued in 1992 and 1993 with interest rates of 8.25% to 9.75% and maturities from 1997 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $20 million at June 30, 1996.

Financial Services Credit Agreements

At June 30, 1996, MDFS and MDFC have a joint revolving credit agreement under which MDFC may borrow a maximum of $220 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in August 1999, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR. There were no outstanding borrowings under this agreement at June 30, 1996. Commercial paper of $33 million outstanding at June 30, 1996, is fully supported by unused commitments under this agreement.

The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

During 1995, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of June 30, 1996, had issued $220 million of such notes.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million principal amount. This program was increased to $200 million in April 1996. As of June 30, 1996, MDFS had issued $135 million of securities under this program.

MDFC's senior debt at June 30, 1996, included $63 million secured by equipment that had a carrying value of $87 million. MDRC's debt of $31 million at June 30, 1996, was secured by indentures of mortgage and deeds of trust on MDRC's interest in real estate developments that had a carrying value of $64 million.

4.   Financial Instruments

McDonnell Douglas uses derivative financial instruments to manage well-defined foreign exchange subcontract price risks and foreign currency denominated debt risks, and on a selective basis to reduce the impact of interest-rate fluctuations on certain debt instruments. McDonnell Douglas does not trade in derivatives for speculative purposes.

At June 30, 1996, the notional amount of forward exchange contracts denominated in currencies of major industrial countries was $241 million. The term of currency derivatives varies, but the longest is three years.

At June 30, 1996, MDFC had interest rate swap agreements outstanding as follows:

                            Contract   Notional   Receive       Pay
                            Maturity    Amount     Rate         Rate
                            ---------  --------   -------      -----
Senior debt securities   2006 - 2008    $221     Floating   7.2% - 7.5%
Capital lease obligations    2007       $168     Floating   6.7% - 6.9%
Medium term notes            1997       $ 20     Floating       6.7%
Medium term notes        2000 - 2001    $ 50     5.7%-6.0%    Floating

The floating rates are based on LIBOR or Federal Funds.

5.   Commitments and Contingencies

The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers, or aircraft values. At June 30, 1996, the Company had made offers of this nature to customers totaling $2.032 billion related to aircraft on order or under option scheduled for delivery through the year 2009 and had made guarantees and other commitments totaling $737 million on delivered aircraft. MDFS also had commitments to provide leasing and other financing in the aggregate amount of $199 million at June 30, 1996. The Company does not expect these offers or commitments to have a material adverse effect on its earnings, cash flow, or financial position.

The Company's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense S.A. (VARIG). During 1994, VARIG notified its aircraft lenders and lessors that it was temporarily suspending payments pending a restructuring of its financial obligations. In connection with that restructuring, the Company made lease, loan, and interest payments totaling $65 million on behalf of VARIG in 1994 and 1995. During January 1996, VARIG requested deferral of additional obligations covering the January 1996 through January 1998 period. VARIG and the Company agreed to defer certain payments owed to the Company, with repayment by VARIG to begin in 1998. These restructurings and payments have not had and, assuming restructuring steps are successful, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at 33 sites. Of these, the Company believes that it has de minimis liability at 21 sites, including 13 sites at which it believes that it has no future liability. At four of the sites where the Company's liability is not considered to be de minimis, the Company lacks sufficient information to determine its probable share or amount of liability. At the remaining eight sites at which the Company's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity.

At June 30, 1996, the accrued liability for study and remediation expenditures at Superfund sites and for the Company's current and former operating sites was $44 million. Because of uncertainty inherent in the estimation process, it is at least reasonably possible that actual costs will differ from estimates. Ongoing operating and maintenance costs on current operating sites and remediation expenditures on property held for sale are not included in this amount. The Company believes any amounts paid in excess of the accrued liability will not have a material effect on its earnings, cash flow, or financial position. Claims for recovery have not been netted against the environmental liabilities. Receivables have been recorded from one insurance carrier with which environmental coverage has been agreed. Such receivables totaled $8 million at June 30, 1996.

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

The Company has union contracts that have expired or will expire in 1996, covering eleven bargaining units and approximately 7,300 people. The largest of those unions is District Lodge 837, International Association of Machinists and Aerospace Workers (IAMAW). The IAMAW contract expired May 19, 1996. On June 5, 1996, the IAMAW, which represents approximately 6,700 St. Louis, Missouri employees, initiated a labor strike. Although management cannot predict when a labor settlement will be reached, the IAMAW strike is expected to result in some delay in military aircraft deliveries in the 1996 third and fourth quarters and consequently some shifting of cash receipts to later quarters. Revenues and earnings are not expected to be materially impacted, although the extent will be dependent upon the length of the strike and the productivity of temporary replacement workers.
McDonnell Douglas is striving to negotiate an agreement that balances fair compensation and security for employees with the positioning of the corporation for continued competitiveness in the future.

6.   Operations of MDFS

The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS:

Six Months Ended June 30                   1996             1995
                                          --------        ---------
Earned income                              $ 112            $  96
Costs and expenses                            77               66
Net earnings                                  23               19
Dividends                                      -               18

7.   Supplementary Payment Information

Six Months Ended June 30                    1996             1995
                                          --------        ---------

Interest paid                              $ 108            $ 110
Income taxes paid                            207              195

8.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the six-month period which were 220.1 million in 1996 and 229.6 million in 1995.

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

Forward-Looking Information

Statements and financial discussion and analysis by management contained herein and in the MD&A of the 1995 Annual Report which are not historical facts are forward-looking statements. Such forward-looking statements in this document are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For a discussion of certain risks and uncertainties which may affect the actual results of any forward-looking information contained herein, refer to the Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 17, 1996.

Results of Operations

McDonnell Douglas revenues were $3.264 billion in the second quarter of 1996, compared to $3.922 billion in the second quarter of 1995.
Revenue for the first six months of 1996 were $6.435 billion, down from $7.255 billion in the first six months of 1995. A decrease in revenue in the commercial aircraft segment was only partially offset by increased six month revenues in each of the other segments.

Net earnings for the second quarter of 1996 were $188 million, or $.87 per share, compared with $169 million, or $.74 per share, in the second quarter of 1995. The 1996 second quarter earnings per share were 18 percent higher than the 1995 second quarter.

Net earnings for the first six months of 1996 were $386 million, or $1.76 per share, compared with $328 million, or $1.43 per share, in the first six months of 1995. The 1996 earnings per share were 23 percent higher than the 1995 first six months.

Operating earnings were $328 million for the second quarter of 1996, and $675 million for the first six months of 1996. That compares with $300 million and $593 million, respectively, for the same periods in 1995. All of the operating earnings improvement in the second quarter and most of the improvement for the six months were in the military aircraft segment.

Pension income totaled $33 million in the second quarter and $65 million in the 1996 first six months, compared with $43 million and $93 million, respectively, in the same periods of 1995. Increases announced in the second quarter of 1995 in pension benefits and a change in the actuarial interest assumption for the discount rate contributed to the 1996 reduction.

                                Three Months Ended    Six Months Ended
                                      June 30              June 30
                                  1996      1995       1996      1995
                                 ------    ------     ------    ------
                                         (Millions of Dollars)
Revenues
  Military aircraft             $ 1,923   $ 1,969    $ 3,962   $ 3,898
  Commercial aircraft               722     1,385      1,150     2,302
  Missiles, space and
    electronic systems              529       471      1,137       878
  Financial services and other       87        84        174       161
                                -------   -------    -------   -------
    Operating revenues            3,261     3,909      6,423     7,239

  Non-operating income                3        13         12        16
                                -------   -------    -------   -------
  Total Revenues                $ 3,264   $ 3,922    $ 6,435   $ 7,255
                                =======   =======    =======   =======
Earnings
  Military aircraft             $   243   $   205    $   493   $   415
  Commercial aircraft                18        21         37        33
  Missiles, space and
    electronic systems               53        57        111       116
  Financial services and other       14        17         34        29
                                -------   -------    -------   -------
    Operating earnings              328       300        675       593

  Corporate and other                (4)        3         (4)       (2)
  Interest expense                  (31)      (35)       (62)      (72)
  Income taxes                     (105)      (99)      (223)     (191)
                                -------   -------    -------   -------
  Net Earnings                  $   188   $   169    $   386   $   328
                                =======   =======    =======   =======



Military Aircraft

Revenues for the military aircraft segment were $1.9 billion for the second quarter and $4.0 billion for the first six months of 1996. That compares with $2.0 billion and $3.9 billion, respectively, for the same periods in 1995.

Operating earnings in the segment in the 1996 second quarter were $243 million, compared with $205 million in the second quarter of 1995. Operating earnings in this segment for the first six months of 1996 were $493 million, compared with $415 million in the 1995 same period. These amounts reflect a 19 percent improvement in the 1996 second quarter and first six months operating earnings. Improved earnings in the F/A-18 program, which included an award fee in the development portion of the program, accounted for most of the 1996 second quarter improvement. In addition, the 1995 second quarter results included an $18 million write-off on a modified KC-10 Dutch tanker contract involving a new product design. Increased earnings in the C-17 and Apache programs also contributed to the year over year increase for the six month period. Profit margins in the segment were about 2 percent higher in 1996 as compared to the three and six month periods of 1995.

Commercial Aircraft

Revenues in the commercial aircraft segment were $722 million for the second quarter and $1.2 billion for the first six months of 1996, down from $1.4 billion in the second quarter and $2.3 billion in the first six months of 1995. McDonnell Douglas delivered three MD-80 and one MD-90 twin jets and four MD-11 trijets in 1996's second quarter. This compared with five MD-80 and three MD-90 twin jets and seven MD-11 trijets in 1995's second quarter. For the first six months of 1996, twin jet deliveries totaled eleven (seven MD-80s and four MD-90s) and trijet deliveries totaled seven, a decrease of six twin jets and four trijets from the same period in 1995. In addition, two twin jet and two trijet 1996 first quarter deliveries were accounted for as operating leases with minimal revenue recorded on such transactions at the time of delivery.

Operating earnings in the commercial aircraft segment in the 1996 second quarter and first six months were $18 million and $37 million, respectively, compared with $21 million and $33 million in the 1995 same periods. Earnings in the 1996 second quarter included recoveries from an insurance carrier of charges previously expensed related to a 1987 airline accident, and in the first quarter included recoveries associated with environmental insurance coverage. Development costs associated with the MD-95, which were higher in the 1996 second quarter and first six months compared with the 1995 same periods, have more than offset these insurance recoveries.

Effective October 1, 1995, McDonnell Douglas began recording cost of sales on MD-11 trijet sales on the specific-unit cost basis. Prior to October 1, 1995, MD-11 trijet production and tooling costs were charged to cost of sales using the program-average cost basis. See Note 2, "Contracts in Process and Inventories," page 9, for a further discussion of this change.

McDonnell Douglas received net orders for eight MD-90 twin jets and two MD-11 passenger trijets in the second quarter of 1996. Three of the MD-90 twin jets and both MD-11 trijets are scheduled for delivery in 1996, with the remaining MD-90 twin jet deliveries scheduled in 1997 and 1998. On June 30, 1996, McDonnell Douglas had firm orders for 17 MD-80 twin jets, 125 MD-90 twin jets, 50 MD-95 twin jets, and 19 MD-11 trijets.

Missiles, Space and Electronic Systems

Revenues for the missiles, space and electronic systems segment were $529 million for the second quarter and $1.1 billion for the first six months of 1996. That compares with $471 million and $878 million for the same periods in 1995. Higher revenue in the Delta II and Space Station programs, partially offset by lower revenue in the missiles programs, contributed to the increase in the 1996 periods.

Operating earnings in the missiles, space and electronic systems segment in the 1996 second quarter and first six months were $53 million and $111 million, respectively, compared to $57 million and $116 million in the 1995 same periods. Profit margins in this segment were down 2 percent in the second quarter and 3.5 percent for the first six months of 1996, as compared to 1995. Expenditures on the Delta III, a launch vehicle currently under development, were largely offset by improved earnings in the Delta II program during the first two quarters of 1996. Both quarters in 1995 were affected by increased costs related to the closure of a Florida missile facility.

Financial Services

Operating earnings in the financial services and other segment were $14 million for the second quarter and $34 million in the 1996 first six months, compared with $17 million and $29 million, respectively, in the 1995 same periods. Revenues in this segment were up slightly during the quarter to $87 million and were $174 million for the first six months of 1996, $13 million higher than in the first six months of 1995.

Liquidity

As detailed in this section, McDonnell Douglas believes that it has sufficient sources of capital to meet anticipated needs.

Debt and Credit Arrangements. MDC Aerospace, which represents the consolidation of McDonnell Douglas Corporation and all of its subsidiaries other than McDonnell Douglas Financial Services Corporation (MDFS) and McDonnell Douglas Realty Company (MDRC), has in place a number of credit facilities with banks and other institutions. At June 30, 1996, MDC Aerospace had a revolving credit agreement (RCA) under which it can borrow up to $1.75 billion through June 2000. There were no amounts outstanding under the RCA at June 30, 1996.

In 1992, MDC Aerospace commenced an offering of up to $550 million aggregate principal amount of its medium-term notes pursuant to a shelf registration filed with the SEC. As of June 30, 1996, $198 million of securities registered under the shelf registration remain unissued. No securities have been issued under this shelf registration since the first quarter of 1995.

Amounts available under the RCA and medium-term note program may be accessed to meet cash requirements.

McDonnell Douglas has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables in amounts up to $300 million. As of June 30, 1996, no current receivable interests have been sold.

Shareholder Initiatives. On October 28, 1994, the Company's Board of Directors authorized a stock repurchase plan that authorizes McDonnell Douglas to purchase up to 36 million shares, or about 15 percent of its then-outstanding common stock. Although funds are available under existing debt agreements, the Company intends to continue to use excess cash flow to fund the stock repurchase program and does not expect the program to affect negatively the Company's ability to fund capital spending, research and development, or acquisitions. Through June 30, 1996, the Company had acquired 22.4 million shares, or about 62 percent of the authorized repurchase amount, at a cost of $799 million.

In January 1996, the MDC Board of Directors authorized a two-for-one stock split to be implemented by a stock dividend of one share for each share outstanding to shareholders of record on May 10, 1996, payable on May 31, 1996.

Aerospace Cash & Cash Equivalents. Aerospace cash and cash equivalents were $386 million at June 30, 1996, compared with $784 million at December 31, 1995. Aerospace debt decreased by $18 million during the same period. Cash used by aerospace operations was $4 million for the first six months of 1996, prior to reductions of $377 million for common stock repurchases. An increase in inventory, largely in commercial aircraft scheduled for second half 1996 deliveries, contributed to the use of cash in the first six months of 1996.

As the result of an agreement reached in August 1996 by the Company and the Navy regarding the settlement of T-45 claims and resolution of certain contract issues, the Company expects favorable cash impacts, after supplier payments, aggregating approximately $169 million for this item in the third quarter of 1996. See Note 2 "Contracts in Process and Inventories," page 9, for a further discussion of the agreement.

Development Programs. In October 1995, McDonnell Douglas launched the MD-95, a 100-seat medium-range airliner. Initial deliveries of the MD-95 are scheduled in 1999. In addition, in May 1995 McDonnell Douglas announced the development of the Delta III, its newest expendable launch vehicle. The MD-95 twin jet and the Delta III launch vehicle will require investments in development, inventory, and tooling during the next several years, which the Company intends to fund with excess cash flow or from resources available under its existing credit agreements.

Commercial Aircraft Financing. Airlines may decline deliveries of aircraft, request changes in delivery schedules, or default on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by the Company could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 5, "Commitments and Contingencies," page 13, the Company also has outstanding guarantees of $737 million related to the marketing of commercial aircraft. The Company does not believe that the existence of such guarantees, after considering residual values, or delays or defaults by commercial aircraft customers, will have a material adverse effect upon its earnings, cash flow, or financial position.

McDonnell Douglas has made lease, loan principal, and interest payments totaling $65 million and has agreed to make certain additional loan principal payments through January 1998 on behalf of Viacao Aerea Rio-Grandense S.A. (VARIG). Payments on behalf of VARIG are not expected to have a material adverse effect on earnings, cash flow, or financial position of the Company. See Note 5, "Commitments and Contingencies," page 13, for a further discussion of VARIG.

The Company, including MDFC, has also made offers totaling $2.032 billion to arrange or provide financing for ordered but undelivered aircraft. The Company does not anticipate that the existence of such financing offers will have a material adverse effect on its earnings, cash flow, or financial position. See Note 5, "Commitments and Contingencies," page 13.

Financial Services. Financial Services debt at June 30, 1996, was approximately $1.7 billion, up from approximately $1.5 billion at December 31, 1995. The increase in debt is consistent with the increased finance receivables and property on lease portfolio of MDFC.

During 1995, MDFC filed a shelf registration statement with the SEC providing for up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of June 30, 1996, had issued $220 million of debt securities under this program.

During 1995, MDFS also initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount. This program was increased to $200 million in April 1996. As of June 30, 1996, MDFS had issued $135 million of securities under this program.

MDFC's senior debt at June 30, 1996, included $63 million secured by equipment that had a carrying value of $87 million. MDRC's debt of $31 million at June 30, 1996, was secured by indentures of mortgage and deeds of trust on MDRC's interest in real estate developments that had a carrying value of $64 million.

MDFC has also used, and in the future anticipates using, cash provided by operations, commercial paper borrowings, borrowings under bank credit lines, and term borrowings as its primary sources of funding. MDFC also anticipates using proceeds from the issuance of additional public and private debt to fund future growth.

Business and Market Considerations

General

McDonnell Douglas Corporation is a major participant in both the defense and commercial aerospace industries. McDonnell Douglas has a wide range of programs in production and development, and is the world's leading producer of military aircraft. McDonnell Douglas is one of the largest U.S. defense contractors and NASA prime contractors based on prime contracts awarded and is one of the principal manufacturers of large commercial transport aircraft.

Discussion under the captions "Military Aerospace Business", and "Government Business Audits, Reviews and Investigations" reflect developments during the second quarter of 1996 and should be read in conjunction with the "Business and Market Considerations" discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in McDonnell Douglas Corporation's 1995 Annual Report to Shareholders and in its quarterly report on Form 10-Q for the quarterly period ended March 31, 1996.

Military Aerospace Business

F/A-18 Hornet. In May 1996, the F/A-18E/F Super Hornet program received authority to proceed for low rate initial production of 12 aircraft. The contract has an estimated value of $1.8 billion.

The U.S. Navy signed a contract with an estimated value of $530 million in April 1996 to purchase 18 F/A-18C/D Hornet aircraft. Also in April, the government of Finland signed an agreement with the U.S. Navy to purchase 17 McDonnell Douglas F/A-18C/D aircraft with an estimated value of $466 million.

International Space Station. In May 1996, a subcontract agreement covering the Company's work on the International Space Station was ratified by NASA. The agreement covers remaining work in excess of $1 billion.

Joint Air-To-Surface Missile (JASSM). On June 17, 1996, McDonnell Douglas was selected by the U.S. Air Force and Navy as one of two contractors to develop an affordable new-generation missile system called the Joint Air-to-Surface Standoff Missile, or JASSM. Valued at approximately $130 million, the contract is for the program definition and risk reduction phase of the JASSM program. The contract will run through 1998, when a single source is expected to be selected for the engineering, manufacturing and development phase, followed by production contracts starting in 2000 for 2,400 missiles.

C-17 GLOBEMASTER III. On May 31, 1996, the Secretary of the Air Force signed a letter of transmittal to McDonnell Douglas to produce the next 80 C-17 Globemaster III military transport planes under a seven-year $14.2 billion contract.

Under the contract, McDonnell Douglas will build the next 80 aircraft, starting in 1997 and ending in 2004, ramping up to a maximum of 15 aircraft a year. There is an option for a six-year contract, with the five aircraft scheduled for 2004 moved to earlier in the program.

T-38 Avionics Upgrade Program. In July 1996, McDonnell Douglas was chosen to provide the U.S. Air Force with the first phase of the T-38 Avionics Upgrade Program. Under the contract, valued at $45.6 million, the Company will develop upgrades to the avionics system and deliver two T-38 aircraft with the upgrades incorporated. In addition, the Company will design and develop upgrades for the T-38 Operational Flight Trainer, Unit Training Device and Training System Support Center, as well as deliver one of each. First flight of an upgraded T-38 is scheduled for June 1998, with production modifications beginning in 1999. The entire program has a potential value of more than $400 million, including production and support options.

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

In March 1991, the SEC issued a Formal Order of Private Investigation (the 1991 SEC Investigation) looking into whether the Company violated the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with disclosures about and accounting for the A-12 program. In February 1993, the SEC issued subpoenas requesting additional information, and it broadened its inquiry to include the C-17 program and possibly other programs. In June 1996, McDonnell Douglas resolved the investigation commenced in 1993 relating to the Company's disclosure about and accounting for the C-17 program. Without admitting or denying any of the allegations in the complaint for purposes of this SEC proceeding only, and solely for the purposes of settlement of the SEC's complaint, the Company simultaneously agreed to the entry of an injunction enjoining it from violating Section 13(a) of the Securities Exchange Act of 1934, and Rules 13a-1 and 12b-20 thereunder in the future, and to the payment of a civil penalty of $500,000. This settlement concluded the investigation. Further, the SEC investigation commenced in 1991 with regard to the A-12 program was concluded without any action.

Backlog

McDonnell Douglas had firm backlog of $22.629 billion on June 30, 1996, compared with $19.640 billion on December 31, 1995. Total backlog was $45.562 billion on June 30, 1996, compared with $28.353 billion on December 31, 1995. The increase in firm backlog related to the Apache program and to finalizing terms for the next 8 C-17 aircraft. The 61 percent increase in total backlog related largely to a multi-year contract on the C-17 program, and to a lesser extent increases in the Space Station, F/A-18 and helicopter programs.

Union Negotiations

The Company has union contracts that have expired or will expire in 1996, covering eleven bargaining units and approximately 7,300 people. The largest of those unions is District Lodge 837, International Association of Machinists and Aerospace Workers (IAMAW). The IAMAW contract expired May 19, 1996. On June 5, 1996, the IAMAW, which represents approximately 6,700 St. Louis, Missouri employees, initiated a labor strike. Although management cannot predict when a labor settlement will be reached, the IAMAW strike is expected to result in some delay in military aircraft deliveries in the 1996 third and fourth quarters and consequently some shifting of cash receipts to later quarters. Revenues and earnings are not expected to be materially impacted, although the extent will be dependent upon the length of the strike and the productivity of temporary replacement workers.
McDonnell Douglas is striving to negotiate an agreement that balances fair compensation and security for employees with the positioning of the corporation for continued competitiveness in the future.

PART II OTHER INFORMATION

ITEM 4.  SUMBISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of McDonnell Douglas Corporation's shareholders was held on Friday, April 26, 1996.

     (b) [Need not be answered because (1) proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, (2) there was no solicitation in opposition to management's nominees as listed in the proxy statement, and (3) all such nominees were elected.]

     (c) The following is a brief description of matters voted upon at the meeting (share totals do not reflect the two-for-one stock split which occurred in May 1996):

Four Directors were elected at the annual meeting.
B.A. (Dolph) Bridgewater, Jr.: 97,786,964 shares were voted for election, 1,823,696 shares were withheld, and 1,692 shares were broker non-votes. William E. Cornelius: 97,892,519 shares were voted for election, 1,718,141 shares were withheld, and 1,692 shares were broker non-votes. William S. Kanaga: 97,637,671 shares were voted for election, 1,972,990 shares were withheld, and 1,691 shares were broker non-votes. George A. Schaefer: 97,699,600 shares were voted for election, 1,911,060 shares were withheld, and 1,692 shares were broker non-votes.

The shareholders considered a proposed amendment and restatement of McDonnell Douglas' Charter to increase the number of authorized shares of common stock from 200 million to 400 million shares. This proposal was approved; 98,289,690 shares were voted for the proposal, 1,022,917 shares were voted against it, 298,271 shares were abstained, and 1,474 shares were broker non-votes.

A shareholder proposal requested that the Board of Directors provide a comprehensive report on the Company's foreign military sales. This proposal was defeated; 4,069,093 shares voted for the proposal, 86,148,372 shares voted against it, 3,494,342 shares were abstained, and 5,900,545 shares were broker non-votes.

A shareholder proposal requested that McDonnell Douglas establish a Nominating Committee to recommend candidates to stand for election to the Company's Board of Directors and that the Committee be comprised solely of independent directors as defined in the proposal. This proposal was defeated; 19,501,925 shares were voted for the proposal, 71,974,581 shares were voted against it, 2,235,083 shares were abstained, and 5,900,763 shares were non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         Form 8-K filed on April 17, 1996, in response to Item 5. Form 8-K filed on June 3, 1996, in response to Item 5 and
           Item 7.
         Form 8-K filed on June 5, 1996, in response to Item 5. Form 8-K filed on July 8, 1996, in response to Item 5. Form 8-K filed on August 2, 1996, in response to Item 5.



SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                   MCDONNELL DOUGLAS CORPORATION
                                            (Registrant)




Date:     August 13, 1996          /s/ R. L. Brand
                                   R. L. Brand
                                   Vice President and Controller
                                   and Registrant's Authorized
                                   Officer