Form 10-Q
period 1996-09-30
MCDONNELL DOUGLAS CORP
filed 1996-11-13
CIK 63917

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                 September 30, 1996
                                ----------------------------------

 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                 to
                                -------------      --------------

 Commission file number    1-3685
                           ----------------


                          MCDONNELL DOUGLAS CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


             Maryland                            43-0400674
            ---------                            -----------
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)


                Post Office Box 516, St. Louis, MO  63166
               -------------------------------------------
          (Address and zip code of principal executive offices)


                                 314-232-0232
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X    No     .
            ----     ----


================================================================================

 Common shares outstanding at October 31, 1996 - 212,162,047 shares

     TABLE OF CONTENTS




     PART I     FINANCIAL INFORMATION                                      Page


                ITEM 1.  FINANCIAL STATEMENTS

                    CONSOLIDATED STATEMENT OF EARNINGS                      3-4

                    BALANCE SHEET                                           5-6

                    CONSOLIDATED STATEMENT OF CASH FLOWS                      7

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             8-14

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS         15-24



     PART II    OTHER INFORMATION

                ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    25

     PART I  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS


     MCDONNELL DOUGLAS CORPORATION
     CONSOLIDATED STATEMENT OF EARNINGS
     (Millions of dollars, except share data)


     THREE MONTHS ENDED SEPTEMBER 30                    1996         1995
                                                      --------     ------
                                                           (unaudited)

     Revenues                                          $ 3,308      $ 3,346

     Costs and expenses:
       Cost of products, services and rentals            2,666        2,784
       General and administrative expenses                 183          160
       Research and development                             94           75
       Interest expense:
         Aerospace segments                                 31           14
         Financial services and other segment               32           26
                                                       --------     -------

           Total Costs and Expenses                      3,006        3,059
                                                       --------     -------

         EARNINGS BEFORE INCOME TAXES                      302          287

     Income taxes                                          107           95
                                                       --------     -------

         NET EARNINGS                                  $   195      $   192
                                                       ========     =======


     EARNINGS PER SHARE                                $   .90      $   .85
                                                       ========     =======

     DIVIDENDS DECLARED PER SHARE                      $   .12      $   .10
                                                      =========    ========







     The accompanying notes are an integral part of the consolidated financial statements.

     MCDONNELL DOUGLAS CORPORATION
     CONSOLIDATED STATEMENT OF EARNINGS
     (Millions of dollars, except share data)


     NINE MONTHS ENDED SEPTEMBER 30                      1996         1995
                                                       --------     ------
                                                            (unaudited)

     Revenues                                          $ 9,743      $10,601

     Costs and expenses:
       Cost of products, services and rentals            7,843        8,914
       General and administrative expenses                 529          499
       Research and development                            273          215
       Interest expense:
         Aerospace segments                                 93           86
         Financial services and other segment               94           81
                                                       --------     -------

           Total Costs and Expenses                      8,832        9,795
                                                       --------     -------

         EARNINGS BEFORE INCOME TAXES                      911          806

     Income taxes                                          330          286
                                                       --------     -------

         NET EARNINGS                                  $   581      $   520
                                                       ========     =======


     EARNINGS PER SHARE                                $  2.66      $  2.28
                                                       ========     =======

     DIVIDENDS DECLARED PER SHARE                      $   .36      $   .30
                                                      =========    ========







     The accompanying notes are an integral part of the consolidated financial statements.

     BALANCE SHEET
     (Millions of dollars and shares)


                                              McDonnell Douglas Corporation
                                              and Consolidated Subsidiaries
                                              -----------------------------
                                                   September 30  December 31
                                                        1996         1995
                                                      --------    --------
                                                    (unaudited)
     Assets
       Cash and cash equivalents                      $   567     $   797
       Accounts receivable                                879         821
       Finance receivables and property on lease        2,819       2,347
       Contracts in process and inventories             3,652       3,421
       Prepaid income taxes                                 -           -
       Property, plant and equipment                    1,446       1,471
       Investment in Financial Services                     -           -
       Other assets                                     1,585       1,609
                                                      --------    -------
     Total Assets                                     $10,948     $10,466
                                                      ========    =======

     Liabilities and Shareholders' Equity
     Liabilities:
       Accounts payable and accrued expenses          $ 2,408     $ 2,284
       Accrued retiree benefits                         1,131       1,205
       Income taxes                                        76           3
       Advances and billings in excess of related
         costs                                          1,252       1,147
       Notes payable and long-term debt:
         Aerospace segments                             1,196       1,251
         Financial services and other segment           1,794       1,469
                                                      --------    -------
                                                        7,857       7,359

     Minority Interest                                     67          66

     Shareholders' Equity:
       Preferred Stock - none issued
       Common Stock - issued and outstanding:
         1996, 212.9 shares; 1995, 223.6 shares           213         224
       Additional capital                                   -           -
       Retained earnings                                2,839       2,835
       Unearned compensation                              (28)        (18)
                                                      --------    --------
                                                        3,024       3,041
                                                      --------    --------
     Total Liabilities and Shareholders' Equity       $10,948     $10,466
                                                      ========    ========

     The accompanying notes are an integral part of the financial statements.

            MDC Aerospace                   Financial Services
       ----------------------             ------------------------
     September 30  December 31            September 30  December 31
         1996         1995                     1996         1995
       -------     --------                 ---------     ------
      (unaudited)                         (unaudited)

       $   550      $   784                 $    17      $    13
           963          934                       3            2
           235          165                   2,584        2,182
         3,652        3,421                       -            -
           274          315                       -            -
         1,384        1,358                      62          113
           368          331                       -            -
         1,513        1,527                      72           82
       --------     --------                --------     -------
       $ 8,939      $ 8,835                 $ 2,738      $ 2,392
       ========     ========                ========     =======



       $  2,331     $ 2,183                 $   164      $   216
          1,131       1,205                       -            -
             -            -                     350          318

          1,211       1,111                      41           36

          1,175       1,229                      21           22
             -            -                   1,794        1,469
       --------     --------                --------     -------
          5,848       5,728                   2,370        2,061

             67          66                       -            -




            213         224                       -            -
              -           -                     238          238
          2,839       2,835                     130           93
            (28)        (18)                      -            -
       ----------   --------                -------       ------
          3,024       3,041                     368          331
       ---------    --------                --------     -------
       $  8,939     $ 8,835                 $ 2,738      $ 2,392
       =========    ========                ========     =======


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

     MCDONNELL DOUGLAS CORPORATION
     CONSOLIDATED STATEMENT OF CASH FLOWS
     (Millions of dollars)


     NINE MONTHS ENDED SEPTEMBER 30                     1996         1995
                                                      --------     ------
                                                          (unaudited)
     OPERATING ACTIVITIES
       Net earnings                                   $  581       $  520
       Adjustments to reconcile net earnings to net
         cash provided by operating activities:
           Depreciation and amortization                 198          197
           Pension income                                (98)        (131)
           Change in operating assets and liabilities     54          189
                                                      ------      -------

         NET CASH PROVIDED BY OPERATING ACTIVITIES       735          775


     INVESTING ACTIVITIES
       Property, plant and equipment acquired           (141)         (99)
       Finance receivables and property on lease        (506)         (25)
       Proceeds from sale of assets                        -           25
       Other                                              27          (33)
                                                      -------     --------

         NET CASH USED BY INVESTING ACTIVITIES          (620)        (132)

     FINANCING ACTIVITIES
       Net change in borrowings (maturities 90 days
         or less)                                         64          (95)
       Debt having maturities more than 90 days:
         New borrowings                                  366          411
         Repayments                                     (160)        (327)
       Proceeds of stock options exercised                 1            1
       Common shares purchased                          (541)        (325)
       Dividends paid                                    (75)         (69)
                                                      -------      -------

         NET CASH USED BY FINANCING ACTIVITIES          (345)        (404)
                                                      -------      -------

         INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                  (230)         239

     Cash and cash equivalents at beginning of year      797          421
                                                      -------      ------

     Cash and cash equivalents at end of period       $  567       $  660
                                                      =======      ======




     The accompanying notes are an integral part of the consolidated financial statements.

     MCDONNELL DOUGLAS CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SEPTEMBER 30, 1996
     (Millions of dollars)




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

     The consolidating balance sheet represents the sum of all affiliates companies that McDonnell Douglas Corporation directly or indirectly controls through majority ownership or otherwise. Financial data and related measurements are presented in the following categories:

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

     2.   Contracts in Process and Inventories

     Contracts in process and inventories consisted of the following:

                                               September 30    December 31
                                                      1996         1995
                                                   --------     --------
     Government contracts in process               $ 4,762      $ 5,451
     Commercial products in process                  2,512        1,936
     Material and spare parts                          771          634
     Progress payments to subcontractors               990        1,185
     Progress payments received                     (5,383)      (5,785)
                                                   --------     --------

                                                   $ 3,652      $ 3,421
                                                   ========     =======

     Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue that is currently not billable.

     The U.S. Navy on January 7, 1991, notified McDonnell Douglas and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft, and demanded repayment of amounts paid to the Team under such contract. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At September 30, 1996, Contracts in Process and Inventories included approximately $574 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 million in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, namely $350 million. On December 19, 1995, the U.S. Court of Federal Claims ordered the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On September 6, 1996, the U.S. Court of Federal Claims deferred the then scheduled trial to determine the Team's termination for convenience recovery, noting that the parties had agreed in principal to stipulate a damage amount based on the Court's prior rulings. A judgment based on such a stipulation is expected to be entered in the near future. While the Government is expected to appeal the judgment, McDonnell Douglas believes the judgment will be sustained on appeal. Final resolution of the A-12 litigation will depend on conclusion of the damages stipulation, such appeals, and possible further litigation or negotiations with the Government. If sustained, however, the expected damages judgment, including expected interest which the Government is disputing, ultimately could result in pre-tax income ranging up to an amount which could more than offset the loss provision established in 1990.

     In 1984, the Company entered into a full-scale development letter contract for the T-45 Training System. The final negotiated firm fixed-price contract was agreed to in 1986. As a result of flight testing in late 1988, the Navy indicated that changes to the T-45 aircraft were necessary to meet its operational desires. The Company proceeded with the improvements, and their cost increased the cost at completion for the development and low-rate initial-production contracts to a point where it exceeded the fixed price of such contracts. The Company submitted claims to the Navy for an equitable adjustment in contract price and schedule and other appropriate relief for such improvements, and recorded $225 million as expected recovery on such claims. In August 1996, the Company and the Navy agreed to settle the T-45 claims, and in September 1996, the Navy paid McDonnell Douglas $209 million. The agreement also provided for the resolution of several contract issues and the conclusion of certain current business arrangements. McDonnell Douglas recorded a $14 million charge to pre-tax earnings in the third quarter of 1996 in connection with the settlement and the resolution of such contract issues.

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

     Effective October 1, 1995, McDonnell Douglas changed its accounting for cost of sales on the MD-11 aircraft program from the program-average cost basis to the specific-unit cost basis. At the same time, McDonnell Douglas revalued MD-11 program support costs previously valued in inventories consistent with the program-average cost concept. MD-11 program support costs are now allocated to current production. This change to the specific-unit costing method for the MD-11 program was made in recognition of production rates, existing order base, and length of time required to achieve program deliveries, and thus, the resultant increased difficulty which became apparent in the fourth quarter of 1995 - in making the estimates necessary under the program-average method of accounting. Because the effect of this change in accounting principle was inseparable from the effect of the change in accounting estimate, the change was accounted for as a change in estimate. As a result, McDonnell Douglas recorded a noncash charge to operations of $1.838 billion in the fourth quarter of 1995.

     3.   Debt & Credit Arrangements

     MDC Aerospace Credit Agreements

     At September 30, 1996, MDC Aerospace has a revolving credit agreement (RCA) under which MDC Aerospace may borrow up to $1.75 billion through June 2000. Under the RCA, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on a defined prime rate, a fixed rate related to the London interbank offered rate (LIBOR), or as quoted under a competitive bid. A fee is charged on the amount of the commitment. The RCA contains restrictive covenants including but not limited to net worth (as defined), indebtedness, subsidiary indebtedness, customer financing, interest coverage and liens. There are no amounts outstanding under the RCA at September 30, 1996.

     In August 1996, MDC Aerospace filed a shelf registration statement with the Securities and Exchange Commission (SEC) relating to debt securities. The filing increased a prior offering, commenced in 1992 for up to $550 million of notes (which at August 1996, had a balance of unissued securities of $198 million), by an aggregate principal amount of $1 billion. As of September 30, 1996, MDC Aerospace had $1.198 billion of unissued debt securities registered with the SEC. The interest rate applicable to each note and certain other variable terms are established at the date of issue.

     Senior debt securities totaling $1.146 billion were outstanding at September 30, 1996. The notes were issued in 1992 and 1993 with interest rates of 8.25% to 9.75% and maturities from 1997 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $21 million at September 30, 1996.

     Financial Services Credit Agreements

     In August 1996, MDFS and MDFC amended their joint revolving credit agreement to, among other things, provide for increased borrowing capacity and extend the maturity date. Under the amended agreement, MDFC may borrow a maximum of $240 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in August 2001, MDFS can borrow no more than $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate generally based on a defined prime rate or fixed rate related to LIBOR.

     There were no outstanding borrowings under this agreement at September 30, 1996. Commercial paper issued by MDFC in the amount of $74 million was outstanding at September 30, 1996. The joint RCA could therefore be used to support the full amount of commercial paper.

     The provisions of various credit and debt agreements require MDFC to maintain a minimum net worth, restrict indebtedness, and limit MDFC's cash dividends and other distributions.

     During the 1995 second quarter, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of September 30, 1996, had issued $290 million of such notes.

     During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million principal amount. This program was increased to $200 million in April 1996. As of September 30, 1996, MDFS had issued $135 million of securities under this program.

     MDFC's senior debt at September 30, 1996, included $59 million secured by equipment that had a carrying value of $84 million. MDRC's debt of $30 million at September 30, 1996, was secured by indentures of mortgage and deeds of trust on MDRC's interest in real estate developments that had a carrying value of $60 million.

     4.   Income Taxes

     McDonnell Douglas reduced its tax provision by $11 million in the third quarter of 1995 as a result of resolution of certain tax issues. The total impact, including the reduction in accrued interest, was an increase in net earnings of $25 million in 1995.

     5.   Financial Instruments

     McDonnell Douglas uses derivative financial instruments to manage well-defined foreign exchange subcontract price risks and foreign currency denominated debt risks, and on a selective basis to reduce the impact of interest-rate fluctuations on certain debt instruments. McDonnell Douglas does not trade in derivatives for speculative purposes.

     At September 30, 1996, the notional amount of forward exchange contracts denominated in currencies of major industrial countries was $331 million. The term of currency derivatives varies, but the longest is three years.

     At September 30, 1996, MDFC had interest rate swap agreements outstanding as follows:

                                 Contract   Notional   Receive       Pay
                                 Maturity    Amount     Rate         Rate
                                 --------   --------   --------   --------

     Lease obligations         2006 - 2008    $409     Floating   6.7% - 7.6%
     Medium term notes             1997       $ 20     Floating       6.7%
     Medium term notes         2000 - 2001    $ 50     5.8% - 6.1%  Floating

     The floating rates are based on LIBOR or Federal Funds.

     6.   Commitments and Contingencies

     A number of legal proceedings and claims are pending or have been asserted against the Company, including legal proceedings and claims relating to alleged injuries to persons associated with the disposal of hazardous substances. A substantial portion of such legal proceedings and claims is covered by insurance or settlements with insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

     The marketing of commercial aircraft at times will result in agreements to provide or guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments, tax benefit transfers, or aircraft values. At September 30, 1996, the Company had made offers of this nature to customers totaling $2.801 billion related to aircraft on order or under option scheduled for delivery through the year 2011, and had made guarantees and other commitments totaling $741 million on delivered aircraft. MDFS also had commitments to provide leasing and other financing in the aggregate amount of $201 million at September 30, 1996. The Company does not expect these offers or commitments to have a material adverse effect on its earnings, cash flow, or financial position.

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

     The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, or similar state statutes. The Company has been identified as a potentially responsible party (PRP) at 33 sites. Of these, the Company believes that it has de minimis liability at 21 sites, including 14 sites at which it believes that it has no future liability. At four of the sites where the Company's liability is not considered to be de minimis, the Company lacks sufficient information to determine its probable share or amount of liability. At the remaining eight sites at which the Company's liability is not considered to be de minimis, either final or interim cost sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs which the parties will bear. In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements, at certain of its current operating sites or former sites of industrial activity.

     At September 30, 1996, the accrued liability for study and remediation expenditures at Superfund sites and for the Company's current and former operating sites was $44 million. Because of uncertainty inherent in the estimation process, it is at least reasonably possible that actual costs will differ from estimates. Ongoing operating and maintenance costs on current operating sites and remediation expenditures on property held for sale are not included in this amount. The Company believes any amounts paid in excess of the accrued liability will not have a material effect on its earnings, cash flow, or financial position. Claims for recovery are recorded as receivables and therefore have not been netted against the environmental liabilities. Receivables have been recorded from one insurance carrier with which environmental coverage has been agreed, and total $8 million at September 30, 1996.


     7.   Operations of MDFS

     The condensed financial data presented below have been summarized from the consolidated financial statements of MDFS:

     Nine Months Ended September 30               1996             1995
                                                --------         ------

     Earned income                              $ 166            $ 143
     Costs and expenses                           117              101
     Net earnings                                  32               27
     Dividends                                      -               26

     8.   Supplementary Payment Information

     Supplementary interest and income tax payment information consisted of the following:

     Nine Months Ended September 30               1996             1995
                                                --------         ------

     Interest paid                              $ 168            $ 155
     Income taxes paid                            244              217

     9.   Earnings Per Share

     Earnings per share computations are based upon the weighted average common shares outstanding during the nine-month period, which were 218.2 million in 1996 and 228.1 million in 1995.

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

     Results of Operations

     McDonnell Douglas revenues were $3.3 billion in the third quarter of both 1996 and 1995. Revenues for the first nine months of 1996 were $9.7 billion, down from $10.6 billion in the first nine months of 1995. A decrease in revenue in the commercial aircraft segment was only partially offset by increased nine month revenues in the missiles, space and electronic systems segment.

     Net earnings for the third quarter of 1996 were $195 million, or $.90 per share, which included an after-tax charge of $9 million, or 4 cents per share, for settlement of T-45 claims. That compares with earnings of $192 million, or $.85 per share, in the 1995 third quarter, which included earnings of $25 million, or $.11 per share, as a result of resolution of certain tax issues. Net earnings for the first nine months of 1996 were $581 million, or $2.66 per share, compared with $520 million, or $2.28 per share, in the first nine months of 1995. The 1996 earnings per share were 17 percent higher than the 1995 first nine months. The 99-day strike at the St. Louis, Mo., facilities, which ended in mid-September, has not and is not expected to have a material adverse effect on its earnings or financial position. Delayed deliveries caused by the strike resulted in reduced cash flow in the third quarter of 1996 and are expected to continue to negatively impact cash flow in the fourth quarter of 1996 and early 1997. Deliveries, and the associated cash flow, are expected to be largely recovered in the second half of 1997.

     Operating earnings were $339 million for the third quarter of 1996, and $1.014 billion for the first nine months of 1996. That compares with $295 million and $888 million, respectively, for the same periods in 1995. Improvement in the military aircraft and commercial aircraft segments led the increase in the 1996 third quarter. The operating earnings improvement for the nine months was primarily in the military aircraft segment and, to a lesser extent, in the commercial aircraft segment.

     Interest expense and the tax provision were reduced in the third quarter of 1995 as a result of resolution of certain tax issues, resulting in after-tax earnings of $25 million. Interest expense for the aerospace segments in the third quarter of 1996 was $31 million, down from $37 million in the 1995 same period, after excluding from 1995 the reversal of $23 million in interest associated with the resolution of the tax issues. Interest expense for the aerospace segment in the first nine months of 1996 was $93 million, down from $109 million in the 1995 first nine months, after excluding the reversal of interest associated with the 1995 tax issues. The lower interest reflects reduced aerospace debt.

     Pension income totaled $33 million in the third quarter and $98 million in the 1996 first nine months, compared with $38 million and $131 million, respectively, in the same periods of 1995. Increases in pension benefits announced in the second quarter of 1995 and a change in the actuarial interest assumption for the discount rate contributed to the 1996 reduction. In connection with the settlement of a union negotiation in September 1996, McDonnell Douglas agreed to changes in its pension plans covering certain of its future union retirees. The changes provide for increased pension benefits and an early retirement option for certain employees. As a result of the changes, pension income in the 1996 fourth quarter will decrease by approximately $6 million.

                                     Three Months Ended    Nine Months Ended
                                        September 30         September 30
                                       1996      1995       1996      1995
                                      ------    ------     ------    -----

                                               (Millions of Dollars)
     Revenues
       Military aircraft             $ 1,902   $ 2,102    $ 5,864   $ 6,000
       Commercial aircraft               773       663      1,923     2,965
       Missiles, space and
         electronic systems              533       488      1,670     1,366
       Financial services and other       99        81        273       242
                                     --------   -------   --------  -------

         Operating revenues            3,307     3,334      9,730    10,573

       Non-operating income                1        12         13        28
                                     --------  --------   --------  -------

       Total Revenues                $ 3,308   $ 3,346    $ 9,743   $10,601
                                     ========  ========   ========  =======

     Earnings (Losses)
       Military aircraft             $   253   $   237    $   746   $   652
       Commercial aircraft                23        (7)        60        26
       Missiles, space and
         electronic systems               43        52        154       168
       Financial services and other       20        13         54        42
                                     --------  --------   --------  -------

         Operating earnings              339       295      1,014       888

       Corporate and other                (6)        6        (10)        4
       Interest expense                  (31)      (14)       (93)      (86)
       Income taxes                     (107)      (95)      (330)     (286)
                                     --------  --------    -------  --------

       Net Earnings                  $   195   $   192    $   581   $   520
                                     ========  ========   ========  =======

     Military Aircraft

     Revenues for the military aircraft segment were $1.9 billion for the third quarter and $5.9 billion for the first nine months of 1996. That compares with $2.1 billion and $6.0 billion, respectively, for the same periods in 1995. The third quarter 1996 revenue decrease was largely associated with a
     99-day  strike  at  the  St.  Louis,   Mo.,   facilities,   which  ended
     in mid-September.

     Operating earnings in this segment in the 1996 third quarter were $253 million, compared with $237 million in the third quarter of 1995. Increased volume and improved margins on the C-17 and Longbow Apache programs led the improvement in 1996. Third quarter 1996 results included an award fee on the C-17 program, partially offset by a $14 million pre-tax charge associated with the settlement of the T-45 claims. Third quarter 1995 results included award fees on both the C-17 and F/A-18E/F programs. Operating earnings in this segment for the first nine months of 1996 were $746 million, compared with $652 million in the 1995 same period, a 14 percent improvement over 1995. Improved earnings in the C-17, F/A-18 and military helicopter programs accounted for most of the improvement. The

     1996 nine month results included a charge associated with the aforementioned T-45 claims settlement, and the 1995 same period included an $18 million write-off on a modified KDC-10 Dutch Tanker contract involving a new product design.

     Commercial Aircraft

     Revenues in the commercial aircraft segment were $.8 billion for the third quarter and $1.9 billion for the first nine months of 1996, compared with $.7 billion in the third quarter and $3.0 billion in the first nine months of 1995. McDonnell Douglas delivered four MD-80 and four MD-90 twin jets and three MD-11 trijets in 1996's third quarter. This compared with four MD-80 and four MD-90 twin jets and two MD-11 trijets in 1995's third quarter. For the first nine months of 1996, twin jet deliveries totaled 19 (11 MD-80s and eight MD-90s) and trijet deliveries totaled ten, a decrease of six twin jets and three trijets from the same period in 1995. Three of the twin jet and two of the trijet 1996 deliveries were accounted for as operating leases with minimal revenue recorded on such transactions at the time of delivery.

     Operating earnings in the commercial aircraft segment were $23 million in the 1996 third quarter, compared with a loss of $7 million in the 1995 third quarter. Earnings from the sale of spare parts and related services continued their contribution to earnings in the 1996 third quarter and were partially offset by losses incurred on the MD-95 program, which is presently in the development phase. Loss provisions on several MD-90 twin jets contributed to the loss in the 1995 third quarter.

     Operating earnings in the commercial aircraft segment for the first nine months of 1996 were $60 million, compared with $26 million in the 1995 same period. Earnings in the 1996 second quarter included recoveries from an insurance carrier of charges previously expensed related to a 1987 airline accident, and in the first quarter included recoveries associated with environmental insurance coverage. Development costs associated with the MD-95, which were higher in the 1996 first nine months compared with the 1995 same period, have more than offset these insurance recoveries.

     Effective October 1, 1995, McDonnell Douglas began recording cost of sales on MD-11 trijet sales on the specific-unit cost basis. Prior to October 1, 1995, MD-11 trijet production and tooling costs were charged to cost of sales using the program-average cost basis. See Note 2, "Contracts in Process and Inventories," page 9, for a further discussion of this change.

     McDonnell Douglas received orders for seven MD-80 twin jets and one MD-11 passenger trijet in the third quarter of 1996. The MD-11 trijet is scheduled for delivery in 1996. The MD-80 twin jets are scheduled for delivery in 1997. Recently announced orders for five MD-11s and ten MD-80s will be included in backlog when contracts are completed. On September 30, 1996, McDonnell Douglas had firm orders for 20 MD-80 twin jets, 121 MD-90 twin jets, 50 MD-95 twin jets, and 17 MD-11 trijets.

     Missiles, Space and Electronic Systems

     Revenues for the missiles, space and electronic systems segment were $533 million for the third quarter and $1.7 billion for the first nine months of 1996. That compares with $488 million and $1.4 billion for the same periods in 1995. Higher revenue in the Delta II and Space Station programs, partially offset by lower revenue in the missiles programs, contributed to the increase in the 1996 periods.

     Operating earnings in the missiles, space and electronic systems segment in the 1996 third quarter and first nine months were $43 million and $154 million, respectively, compared to $52 million and $168 million in the 1995 same periods. Expenditures on the Delta III, a launch vehicle currently under development, were partially offset by improved earnings in the Delta II program during each of the first three quarters of 1996.

     Financial Services

     Operating earnings in the financial services and other segment were $20 million for the third quarter and $54 million in the 1996 first nine months, compared with $13 million and $42 million, respectively, in the 1995 same periods. Revenues in this segment were up $18 million during the quarter to $99 million and were $273 million for the first nine months of 1996, $31 million higher than in the first nine months of 1995. The earnings improvement and revenues increase reflect the Company's continued focus on growing this segment of its business.

     Liquidity

     As detailed in this section, McDonnell Douglas believes that it has sufficient sources of capital to meet existing commitments and plans.

     Debt and Credit Arrangements. MDC Aerospace has in place a number of credit facilities with banks and other institutions. At September 30, 1996, MDC Aerospace had a revolving credit agreement (RCA) under which it can borrow up to $1.75 billion through June 2000. There were no amounts outstanding under the RCA at September 30, 1996.

     In August 1996, MDC Aerospace filed a shelf registration with the SEC, to register an additional $1 billion in debt securities. As of September 30, 1996, MDC Aerospace had $1.198 billion of unissued debt securities registered with the SEC. In the 1996 fourth quarter, the Company issued $250 million of 6.875% notes due in 2006 under this shelf registration.

     Amounts available under the RCA and the shelf registration may be accessed to meet cash requirements.

     McDonnell Douglas has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables in amounts up to $300 million. As of September 30, 1996, no current receivable interests have been sold.

     In September 1996, Moody's Investor Service raised its ratings of McDonnell Douglas existing senior debt to Baa1 from Baa2. The investment-grade rating also applies to $1.198 billion of available securities registered with the SEC through a shelf registration in August 1996.

     Shareholder Initiatives. On October 28, 1994, the Company's Board of Directors authorized a stock repurchase plan that authorizes McDonnell Douglas to purchase up to 36 million shares, or about 15 percent of its then-outstanding common stock. Although funds are available under existing debt agreements, the Company intends to continue to use cash flow to fund the stock repurchase program and does not expect the program to affect negatively the Company's ability to fund capital spending, research and development, or acquisitions. Through September 30, 1996, the Company had acquired 25.6 million shares, or about 71 percent of the authorized repurchase amount, at a cost of $962 million.

     Aerospace Cash & Cash Equivalents. Aerospace cash and cash equivalents were $550 million at September 30, 1996, compared with $784 million at December 31, 1995. Aerospace debt decreased by $54 million during the same period. Cash provided by aerospace operations was $362 million for the first nine months of 1996, prior to reductions of $541 million for common stock repurchases. Cash flow included $209 million received from settlement of long-standing T-45 claims with the U.S. Government. See Note 2, "Contracts in Process and Inventories," page 9, for a further discussion of the agreement.

     Development Programs. In October 1995, McDonnell Douglas launched the MD-95, a 100-seat medium-range airliner. Initial deliveries of the MD-95 are scheduled in 1999. In addition, in May 1995 McDonnell Douglas announced the development of the Delta III, its newest expendable launch vehicle. The MD-95 twin jet and the Delta III launch vehicle will require cash expenditures in development, inventory, and tooling during the next several years, which the Company intends to fund with cash flow, from resources available under its existing credit agreements, or from the issuance of additional debt securities.

     Commercial Aircraft Financing. Airlines may decline deliveries of aircraft, request changes in delivery schedules, or default on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by the Company could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 6, "Commitments and Contingencies," page 13, the Company also has outstanding guarantees of $741 million related to the marketing of commercial aircraft. The Company does not believe that the existence of such guarantees, after considering residual values of the aircraft, or delays or defaults by commercial aircraft customers, will have a material adverse effect upon its earnings, cash flow, or financial position.

     McDonnell Douglas has made lease, loan principal, and interest payments totaling $65 million and has agreed to make certain additional loan principal payments through January 1998 on behalf of Viacao Aerea Rio-Grandense S.A. (VARIG). Payments on behalf of VARIG are not expected to have a material adverse effect on earnings, cash flow, or financial position of the Company. See Note 6, "Commitments and Contingencies," page 13, for a further discussion of VARIG.

     The Company, including MDFC, has also made offers totaling $2.801 billion to arrange or provide financing for ordered but undelivered aircraft. The Company does not anticipate that the existence of such financing offers will have a material adverse effect on its earnings, cash flow, or financial position. See Note 6, "Commitments and Contingencies," page 13.

     Financial Services. Financial Services debt at September 30, 1996, was approximately $1.8 billion, up from approximately $1.5 billion at December 31, 1995. The increase in debt is consistent with the increased finance receivables and property on lease portfolio of MDFC.

     In August 1996, MDFS and MDFC amended their joint revolving credit agreement to, among other things, provide for increased borrowing capacity and extend the maturity date. Under the amended agreement, MDFC may borrow a maximum of $240 million, reduced by MDFS borrowings under this same agreement. By terms of this agreement, which expires in August 2001, MDFS can borrow no more than $16 million. There were no outstanding borrowings under this agreement at September 30, 1996. Commercial paper issued by MDFC in the amount of $74 million was outstanding at September 30, 1996. The joint revolving credit agreement could therefore be used to support the full amount of commercial paper.

     During 1995, MDFC filed a shelf registration statement with the SEC providing for up to $750 million aggregate principal amount of debt securities. MDFC established a $500 million medium-term note program under this registration statement, and as of September 30, 1996, had issued $290 million of debt securities under this program.

     During 1995, MDFS also initiated a medium-term note program under a private placement of up to $100 million aggregate principal amount. This program was increased to $200 million in April 1996. As of September 30, 1996, MDFS had issued $135 million of securities under this program.

     MDFC has also used, and in the future anticipates using, cash provided by operations, commercial paper borrowings, borrowings under bank credit lines, and term borrowings as its primary sources of funding. MDFC also anticipates using proceeds from the issuance of additional public and private debt to fund future growth.

     Business and Market Considerations

     General

     McDonnell Douglas Corporation is one of the largest U.S. defense contractors and NASA prime contractors. McDonnell Douglas has a wide range of programs in production and development, and is the world's leading producer of military aircraft.McDonnell Douglas is also a manufacturer of large commercial transport aircraft.

     Discussion under the captions "Military Aerospace Business", "Commercial Aircraft Business", and "Government Business Audits, Reviews and Investigations" reflect developments since June 30, 1996 and should be read in conjunction with the "Business and Market Considerations" discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in McDonnell Douglas Corporation's 1995 Annual Report to Shareholders and in its quarterly report on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996.

     Military Aerospace Business

     F/A-18 Hornet. In August 1996, the government of Thailand signed an agreement with the U.S. Navy to purchase eight McDonnell Douglas F/A-18C/D aircraft with an estimated value of $245 million.

     C-17 Globemaster III. In July 1996, the C-17 Globemaster III surpassed the equivalent of three design lifetimes, 90,000 hours, of simulated flight in durability testing. The 90,000 hours represents more than 25,000 simulated flights and 36,000 landings, the equivalent of approximately 90 years of actual flying time. The Air Force originally contracted for two lifetimes, 60,000 hours, of testing.

     AH-64D Longbow Apache. In August 1996, the U.S. Army and McDonnell Douglas signed a multi-year agreement for the remanufacture of 232 AH-64D Longbow Apache helicopters. The contract value is $1.9 billion, over the next five years. First deliveries are scheduled for March 1997.

     Commercial Aircraft Business

     In October 1996, McDonnell Douglas decided not to proceed with a new high capacity, long-range three-engine jetliner, designated the MD-XX. Several factors influenced the decision. Key among those were the amount of product and internal infrastructure investment required to bring the Company to the level of the other major players in the commercial aerospace industry, level of risk and marketplace price expectations.

     The Company intends to redeploy its people resources involved in the MD-XX study to existing programs or to new business opportunities, to the extent possible. In addition, McDonnell Douglas intends to study synergy opportunities within the Company for the commercial aircraft operations. Work force reductions may occur as a result of redeployment decisions.

     McDonnell Douglas has a substantial presence in the commercial aerospace industry although its market share has declined in recent years. As a significant niche player, the Company's attention will be focused on its existing product line of MD-80 and MD-90 twin jets and MD-11 trijet commercial aircraft, its MD-95 twin jet in development, and its commercial aircraft modification, support, spare parts and related services. The Company has emphasized cost reduction efforts during the recent years and those efforts will continue. Significant price competition also currently exists in the marketplace and the Company's competitors offer broader product lines. These factors cause downward pressure on profit margins.

     Estimated costs for development and initial production of new aircraft, such as the MD-95, include assumptions, analyses, and forecasts which are subject to continuous reassessment during the development and initial production period. Technological risks, as well as risks with suppliers and customers, are inherent in development programs.

     Estimated development and initial production costs on new aircraft and production costs on existing aircraft may fluctuate from current estimates. Fluctuations on development programs generally diminish as the project approaches initial deliveries.

     Government Business Audits, Reviews and Investigations

     McDonnell Douglas, as a large defense contractor, is subject to many audits, reviews, and investigations by the U.S. Government of its negotiation and performance of, accounting for, and general practices relating to Government contracts. An indictment of a contractor may result in suspension from eligibility for award of any new Government contract, and a guilty plea or conviction may result in debarment from eligibility for awards. The Government may, in certain cases, also terminate existing contracts, recover damages, and impose other sanctions and penalties. Based on presently known facts, the Company believes that it has not engaged in any criminal misconduct with respect to any matters currently known to be under investigation and that the ultimate resolution of these investigations will not have a material adverse effect on the Company's earnings, cash flow, or financial position.

     Backlog

     McDonnell Douglas had firm backlog of $22.271 billion on September 30, 1996, compared with $19.640 billion on December 31, 1995. Total backlog was $45.962 billion on September 30, 1996, compared with $28.353 billion on December 31, 1995. The increase in firm backlog related to the Longbow Apache program and to finalizing terms for the next eight C-17 aircraft. The 62 percent increase in total backlog related largely to a multi-year contracts on the C-17 and Longbow Apache programs, and to a lesser extent increases in the Space Station and F/A-18 programs.

     PART II OTHER INFORMATION


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              3(a) Articles of Amendment and Restatement of the Company's charter, as filed May 8, 1996

              3(b)  Bylaws of the Company, as amended October 25, 1996

              12  Computation of Ratio of Earnings to Fixed Charges

              27  Financial Data Schedule

          (b) Reports on Form 8-K

              Form 8-K filed on July 8, 1996, in response to Item 5. Form 8-K filed on August 2, 1996, in response to Item 5. Form 8-K filed on November 1, 1996, in response to Item 5.



     SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                                 MCDONNELL DOUGLAS CORPORATION
                                                          (Registrant)



     Date:     November 13 , 1996                /s/ R. L. Brand
           --------------------------            ---------------
                                                 R. L. Brand
                                                 Vice President and Controller
                                                 and Registrant's Authorized
                                                 Officer