Form 10-K
period 1996-12-31
MCDONNELL DOUGLAS CORP
filed 1997-03-17
CIK 63917

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       (Mark one)

         X    ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
        ===   EXCHANGE ACT OF 1934   [FEE REQUIRED]

              For the fiscal year ended:           December  31, 1996
                                        ----------------------------------------
                                       or
              TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from                 to
                                             ----------------  -----------------
                          Commission file number 1-3685

                          MCDONNELL DOUGLAS CORPORATION
       -------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)
               Maryland                                43-0400674
       ----------------------- -            ------------------------------------
       (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
       of Incorporation or Organization)


       Post Office Box 516, St. Louis, MO.              63166-0516
       -----------------------------------           -----------------
       (Address of Principal Executive Offices)         (Zip Code)

                                  314-232-0232
              ---------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
             Title of Each Class                   on Which Registered
       -------------------------------------------------------------------------
       Common Stock, par value $1 per share   New York & Pacific Stock Exchanges
       Preferred Stock Purchase Rights        New York & Pacific Stock Exchanges
       8 5/8% Notes due April 1, 1997         New York Stock Exchange
       8 1/4% Notes due July 1, 2000          New York Stock Exchange
       9 1/4% Notes due April 1, 2002         New York Stock Exchange
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

       Aggregate market value of common stock held by non-affiliates of MDC at March 7, 1997: $13.936 billion.
       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
       Common shares outstanding at March 7, 1997: 209,963,660 shares

                      DOCUMENTS INCORPORATED BY REFERENCE:

       Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the proxy statement for the annual meeting to be held on April 25, 1997 are incorporated by reference into Part III.

                            Exhibit Index on Page 14

                                        (i)

                                                                   10-K Page 1
                                     PART I
ITEM 1.  BUSINESS

GENERAL

     The Company was incorporated in Maryland in 1939 under the name McDonnell Aircraft Corporation. On April 19, 1967, the shareholders approved the merger with Douglas Aircraft Company and the name of the corporation was changed to McDonnell Douglas Corporation (the Company or McDonnell Douglas).

     On December 14, 1996, McDonnell Douglas and The Boeing Company (Boeing) entered into a definitive agreement whereby a wholly-owned subsidiary of Boeing will merge into McDonnell Douglas in a stock-for-stock transaction with McDonnell Douglas surviving as a wholly-owned subsidiary of Boeing. The transaction is subject to approval by the shareholders of both companies and certain regulatory agencies; it is expected to close as early as mid-1997. The following discussions do not consider the effects the merger will have on future products or operating results since the exact timing of the consummation is uncertain and the future effects of the merger have not been quantified.

     The Company, its divisions and its subsidiaries operate principally in four industry segments: military aircraft; missiles, space, and electronic systems; commercial aircraft; and financial services and other. Operations in the first two industry segments are conducted primarily by McDonnell Douglas Aerospace and by Military Transport Aircraft, unincorporated operating divisions of the Company, which are engaged in design, development, production, and support of the following major products: military transport aircraft; attack and fighter aircraft, military and commercial helicopters, ordnance, and training systems and spare parts; tactical missiles; space launch vehicles and space station systems; defense electronics components and systems, and command, control, communications, computers, and intelligence systems. Operations in the commercial aircraft segment are conducted by Douglas Aircraft Company (DAC), an unincorporated operating division of the Company, which designs, develops, produces, and sells commercial transport aircraft and related spare parts. Through its McDonnell Douglas Financial Services Corporation (MDFS) subsidiary, the Company is engaged in aircraft financing and commercial equipment leasing. The Company's subsidiary, McDonnell Douglas Realty Company (MDRC), was established in 1972 to develop the Company's surplus real estate. While continuing to serve that role, MDRC has become a full-service developer and property manager in the commercial real estate market as well as for the Company's aerospace business.

     The Company, beginning in 1988, divested its information systems business. By the end of 1993 all of the business had been sold.

                                                                   10-K Page 2

     The business segments in which the Company is engaged and discussion of certain of their respective products appear under the captions: "Military Aircraft; Missiles, Space, and Electronic Systems" and "Commercial Aircraft" in the Pullout Section appearing after page 24, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 26 through 33 and "Selected Financial Data by Industry Segment" on page 34 of the Company's 1996 Annual Report to Shareholders, the text portions of which are incorporated herein by this reference.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Financial information regarding the Company's industry segments is provided under the caption "Selected Financial Data by Industry Segment" on page 34 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

MARKETING AND MAJOR CUSTOMER - MCDONNELL DOUGLAS AEROSPACE

     Discussion regarding the Company's most significant customer in the military aircraft and missiles, space, and electronic systems segments is included under the captions "Business and Market Considerations - Military Aerospace Business" and "Government Business Audits, Reviews, and Investigations" on pages 30 through 32 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which are incorporated herein by this reference.

COMPETITION

     Programs and products comprising most of the Company's business volume are of a highly technical nature, comparatively few in number and high in unit cost; they have traditionally had relatively long production lives. There is significant price and product competition in the aerospace industry, both in military and commercial programs.

     The Company's military segments compete in an industry composed of a few major competitors and a limited number of customers. The number of competitors in these segments has decreased over the past few years due to consolidation brought about by reduced defense spending. However, competition for military programs remains significant.

     The Company's commercial aircraft sales are subject to intense competition from aircraft manufactured by other companies, both foreign and domestic, including companies which are nationally owned or subsidized and have a larger family of commercial aircraft to meet varied and changing airline requirements. The Company's principal competitors in commercial aircraft are The Boeing Company and Airbus Industrie. The Company's presence in this industry will be focused on its

                                                                 10-K Page 3
existing product line, its current MD-95 twin jet development program, and its commercial aircraft modification, support, spare parts and related services. For additional information refer to the discussion in "Business and Market Conditions - Commercial Aircraft Business" section on pages 31 through 32 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders which is incorporated herein by this reference.

     MDFS is subject to competition from other financial institutions, including commercial banks, finance companies, and leasing companies. Some full-service leasing companies are larger than MDFS and have greater financial resources, greater leverage ability, and lower effective borrowing costs.

SUBCONTRACTING, PROCUREMENT AND RAW MATERIALS

     The most important raw materials required for the Company's aerospace products are aluminum (sheet, plate, forgings, and extrusions), titanium (sheet, plate, forgings, and extrusions) and composites (including carbon and boron). All of these materials are purchased from outside sources and generally are available at competitive prices. Additional sources and capacity exist for these raw materials, but it would take a year or more before they could become qualified alternate sources of supply.

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

                                                                   10-K Page 4
EMPLOYEES

     At December 31, 1996, the total employment of the Company, including subsidiaries, was 63,873.

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

ENVIRONMENTAL REGULATIONS

     See "Environmental Expenditures" on page 33 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

RESEARCH AND DEVELOPMENT

     A significant  portion of the Company's  business with the U.S.  Government consists of research, development, test, and evaluation work, which are reflected as sales and costs in the Company's financial statements. Customer-sponsored research and development work amounted to approximately $.993 billion in 1996, $1.227 billion in 1995, and $1.393 billion in 1994. Company-sponsored research and development and bid and proposal work, related to both commercial business and business with the U.S. Government, amounted to $355 million in 1996, $311 million in 1995, and $297 million in 1994.

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

     Since most of the Company's foreign export sales involve technologically advanced products, services and expertise, U.S. export control regulations limit the types of products and services that may be offered and the countries and governments to which sales may be made. The Department of State issues and maintains the International Traffic in Arms Regulations

                                                                   10-K Page 5
pursuant to the Arms
Export Control Act. The Department of Commerce issues and maintains the Export Administration Regulations pursuant to the Export Administration Act and the Department of Treasury implements and maintains transaction controls, sanctions, and trade embargoes pursuant to the Trading With the Enemy Act and the International Emergency Economic Powers Act. Pursuant to these regulations, certain products and services cannot be exported without obtaining a license. Most of the military products that the Company sells abroad cannot be sold without such a license. Consequently, the Company's international sales may be adversely affected by changes in the United States Government's export policy, the implementation of trade sanctions or embargoes, or the suspension or revocation of the Company's foreign export control licenses.

     Additional information required by this item is included in Note 18, "U.S. Government and Export Sales" on page 52 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

BACKLOG

     The Company's backlog of orders at December 31 follows:

                                           1996                 1995
                                    Backlog      %       Backlog       %
                                   --------    -----     -------     -----
                                            (Dollars in millions)
Firm backlog:
  Military aircraft                $12,934      54.6     $10,121      51.5
  Commercial aircraft                7,000      29.6       7,175      36.5
  Missiles, space, and
     electronic systems              3,745      15.8       2,344      12.0
                                   -------     -----     -------     -----
   Total Firm Backlog              $23,679     100.0     $19,640     100.0
                                   =======     =====     =======     =====

Contingent backlog:
  Military aircraft                $18,977      91.8     $ 6,298      72.3
  Commercial aircraft                1,252       6.0       1,669      19.1
  Missiles, space, and
     electronic systems                453       2.2         746       8.6
                                   -------     -----     -------     -----
   Total Contingent Backlog        $20,682     100.0     $ 8,713     100.0
                                   =======     =====     =======     =====

     Backlog reported is that of the aerospace segments. Customer options and products produced for short-term lease are excluded from backlog. For a discussion of risks associated with backlog for commercial customers, see "Backlog" on page 33 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

                                                                  10-K Page 6

     Contingent backlog includes: (a) U.S. and other government orders not yet funded; (b) U.S. and other government orders being negotiated as continuations of authorized programs; and (c) unearned price escalation on firm commercial aircraft orders. The backlog amounts include units scheduled for delivery over extended future periods. Since substantially all work for the U.S. and other governments is accounted for on the percentage of completion method of accounting whereby sales are recorded as work is performed, such amounts included in backlog cannot be segregated on the basis of scheduled deliveries. However, with respect to commercial jetliners and related products included in the commercial segment (which are accounted for on a delivery method), the firm backlog related to deliveries scheduled after one year was $4.3 billion at December 31, 1996, and $5.2 billion at December 31, 1995.

     The Government may terminate its contracts for default, or for its convenience whenever it believes that such termination would be in the best interest of the Government. For a further discussion of termination for default, termination for convenience, and other government contracting risks, see "Business and Market Considerations - Military Aerospace Business" on page 31 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company at February 28, 1997, were as follows:

Edward C. Bavaria  -64
     DAC Deputy President since May 1995. Self-employed consultant 1993 - 1995 (subsequent to retirement from General Electric Company). Vice President and General Manager - General Electric Company 1983 - 1993.

Donald V. Black  -55
     DAC Vice President/General Manager - Sales and Marketing since April 1996. DAC Senior Vice President - Marketing and Airline Financing February to April 1996. DAC Vice President/General Manager - Airline Financing Group 1994 - 1995. McDonnell Douglas Finance Corporation (MDFC) Executive Vice President 1989 - 1994.

Dean C. Borgman -55
     McDonnell Douglas Helicopter Systems (MDHS) Senior Vice President since 1995. McDonnell Douglas Helicopter Company (MDHC) President since 1992. MDHS Senior Vice President/General Manager 1993 to 1995. MDHC Vice President - Commercial Programs 1992. MDHC General Manager MDX Program 1990-1992.

                                                                  10-K Page 7

Robert L. Brand  -59
     McDonnell Douglas Aerospace (MDA) Vice President/General Manager - Business Management since February 1997. McDonnell Douglas Corporation (MDC) Vice President and Controller 1992 - 1997. McDonnell Douglas Missile Systems Company (MDMSC) Vice President-Business Management and Chief Financial Officer 1992. MDC Controller 1987-1992.

Laurie A. Broedling  -51
     MDC Senior Vice President - Human Resources and Quality since May 1995. MDC Vice President - Human Resources 1995. Associate Administrator for Continual Improvement of National Aeronautics and Space Administration 1992-1995. Deputy Under Secretary of Defense -Total Quality Management 1990-1992.

Michael J. Cave  -36
     DAC Vice President - Business Operations and Chief Financial Officer since April 1996. DAC Vice President/General Manager - Business Operations and Chief Financial Officer 1995 - 1996. Military Transport Aircraft (MTA) Vice President/General Manager - Business Management - C-17 Program 1995. MDA Vice President - Business Management 1994 - 1995. MDA General Manager - Business Programs 1993 - 1994. MDA General Manager - Controls and Pricing 1991 - 1993.

Gerald E. Daniels - 51
     MDA Vice President/General Manager U.S. Marine Corps and Navy Programs since February 1997. MDA Vice President/General Manager F/A-18 1996 - 1997. MDA Vice President/General Manager F/A-18E/F 1994-1996. MDA Vice
     President/Deputy General Manager F/A-18E/F 1993 - 1994. MDA Vice President/General Manager Harpoon/SLAM 1992 - 1993. MDMSC Vice President/General Manager Harpoon/SLAM 1992 - 1993. MDMSC Senior Director Harpoon/SLAM 1992. Missiles & Defense Electronics Division Senior Director 1991 - 1992.

Stanley Ebner  -63
     MDC Senior Vice President - Washington Operations since December 1994. Self-employed attorney, consultant, and writer 1990-1994.

George G. Field  -58
     DAC Vice President/General Manager-Product Support since April 1996. DAC Senior Vice President - Product Support February - April 1996. MDA Vice President/General Manager - Integrated Product Definition and C-17 Deputy Program Manager 1994 - 1996. MDA Vice President/General Manager - C-17 Engineering and Test 1993 - 1994. MDA Vice President/General Manager - Government Programs - Product Development and Technology 1993 - 1994. DAC Vice President MD-12 Design and Technology 1992 - 1993. DAC Vice President
     - MD-11 1990 - 1992.

                                                                  10-K Page 8

Patrick J. Finneran Jr.  -51
     MDA Vice President/General Manager F/A-18 since February 1997. MDA Vice President/General Manager - Market Development 1996 - 1997. MDA Vice President/General Manager - Production Aircraft Programs 1995 - 1996. MDA Vice President/General Manager AV-8B 1992-1994. McDonnell Aircraft Company (MCAIR) General Manager AV-8B 1992. MCAIR Deputy General Manager AV-8B 1990-1992.

Steven N. Frank  -48
     MDC Vice President, Associate General Counsel and Secretary since April 1994. MDC Vice President, Associate General Counsel and Assistant Secretary 1992-1994. Partner of Peper, Martin, Jensen, Maichel & Hetlage 1988-1992.

Thomas M. Gunn  -53
     MDA Senior Vice  President  Business  Development  since February 1997. MDC
     Senior Vice President - Business Development 1995 - 1997. MDC Vice President/General Manager, Strategic Business and International Development 1994. MDC Vice President, Strategic Business Development 1993. MDC Vice President, Special Projects 1992. MDHC President 1990-1992.

Frederick W. Hill  -47
     MDC Senior Vice President - Communications and Community Relations since May 1995. Vice President - Public Affairs, Westinghouse Electric
     Corporation 1993 - 1995. Executive Director - Government Affairs, Westinghouse Electric Corporation 1990 - 1993.

Donald R. Kozlowski  -59
     MTA Senior Vice President since February 1997. MTA Senior Vice President - C-17 1996 - 1997. MTA Senior Vice President - C-17 Program Manager 1993 - 1996. MDC Vice President/General Manager-High Speed Civil Transport 1992-1993. MCAIR Vice President/General Manager - F/A-18 1991-1992.

Roger A. Krone  -40
     MDC Vice President - Treasurer since September 1995. MDA Division  Director
     - Information Systems 1994 - 1995. MDC Director - Financial Planning 1992 - 1994. Program Manager - F-16 Israeli Programs, General Dynamics Corporation 1991 - 1992.

F. Mark Kuhlmann  -48
     MDC Senior Vice President and General Counsel since March 1996. MDC Senior Vice President - Administration and General Counsel 1994 - 1996. MDC Senior Vice President - Administration, General Counsel and Secretary 1992-1994. MDC Vice President, General Counsel and Secretary 1991-1992.

Michael D. Marks  -54
     MDA Vice President/General Manager F-15 since August 1996. MDA Program Manager 1995 - 1996. MDA Deputy General Manager 1992 - 1995. MCAIR Director Program Engineering 1991 - 1992.

                                                                  10-K Page 9

John F. McDonnell  -58
     MDC Chairman of the Board since September 1994. MDC Chairman and Chief Executive Officer 1988-1994.

Thomas J. Motherway  -54
     MDFC and MDRC President since January 1995. MDRC President 1991 - 1994.

William A. Norman - 57
     MDA Vice President/General Manager Engineering since February 1997. MDA Division Director Program Integrated Product Definition 1993 - 1997. MDA Director Program Engineering 1989 - 1993.

Walter J. Orlowski  -53
     DAC President since February 1997. DAC Vice President/General Manager Production Program Management 1996 - 1997. DAC Senior Vice President - MD-11, MD-80 and MD-90 Programs 1996. DAC Vice President/General Manager - Marketing and Business Development 1993 - 1996. DAC Vice President/General Manager - Development Programs 1992 - 1993. DAC Vice President/General Manager - MD-12 Program 1991 - 1992.

James F. Palmer  -47
     MDC Senior Vice President and Chief Financial Officer since July 1995. MDC Vice President - Treasurer 1993-1995. MDA Vice President/General Manager - Business Management 1992-1993. MCAIR Chief Financial Officer 1991-1992.

James B. Peterson  -52
     MDA Vice President/General Manager U.S. Air Force programs since February 1997. MDA Vice President/General Manager - Integrated Product Definition 1995 - 1997. MDA Vice President/General Manager - Missiles and Aerospace Support 1995. MDA Vice President/General Manager - Cruise Missiles 1994-1995. MDA Vice President/General Manager - Tomahawk Program 1993-1994. MDA Vice President and Deputy - New Aircraft & Missile Products 1992-1993. MDMSC Vice President - Advanced Programs & Technology 1992. MDMSC Vice President - Technology Division 1991-1992.

James R. Phillips - 53
     DAC Vice President/General Manager MD-95 since February 1997. DAC Vice President/Deputy General Manager MD-95 1996-1997. DAC Vice President/General Manager MD-95 1996. DAC Vice President Program Manager MD-95 Development 1994 - 1996. DAC Vice President/General Manager - Product Support 1993 - 1994. DAC Vice President/General Manager - Commercial Product Support 1991 - 1993.

James C. Restelli  -55
     MDA Vice President/General Manager - Missile Systems and Aerospace Support since September 1995. MDA Senior Vice President - Operations 1995. MDA Senior Vice President - Tactical Aircraft and Missile Systems 1992 - 1995. MDA Executive Vice President 1991 - 1992.

                                                                  10-K Page 10

R. Gale Schluter - 56
    MDA Vice President/General Manager - Space & Defense Systems since September 1996. MDA Vice President/General Manager Space Transportation 1996. MDA Vice President/General Manager - Space Flight Programs 1996. MDA Vice
    President/General Manager - Space Station 1993 - 1996. MDA Vice President/Deputy General Manager - Space Station Division 1992 - 1993. MDA Vice President/General Manager Surveillance & Electronic Systems 1991 - 1992.

Mark N. Schroeder - 40
     MDC Vice President and Controller since February 1997. MDC Director - Accounting 1992 - 1997. MDC Director - Auditing 1992. Senior Manager of Ernst & Young LLP 1988 - 1992.

Michael M. Sears  -49
     MDA President since January 1997. DAC President 1996 - 1997. MDA Vice President/General Manager - F/A-18 1994 - 1996. MDA Vice President/General Manager - F/A-18E/F 1991-1994.

James M. Sinnett  -57
     MDC Vice  President  -  Technology  since  October  1996.  MDA Senior  Vice
     President - New Aircraft and Missile Products 1993 - 1996. MDA Vice President/General Manager - New Aircraft Products Division 1991-1993.

E. David Spong - 58
     MTA Vice President/General Manager C-17 Program since February 1997. MTA Vice President/General Manager Integrated Product Definition 1996 - 1997. MTA Vice President Engineering 1995 - 1996. MTA General Manager Engineering 1995. MTA Director - Engineering 1994 - 1995. MTA Director - Aircraft Performance 1992 - 1994. MTA General Manager - Aircraft Performance 1991 - 1992.

John W. Steurer - 59
     MDA Vice President/General Manager Quality since February 1997. MDA Vice President/General Manager Joint Advanced Strike Technology 1995 - 1997. MDA Vice President/General Manager Integrated Product Definition 1992 - 1995. MDA Vice President Engineering 1991 - 1992.

Harry C. Stonecipher  -60
     MDC President and Chief Executive Officer since September 1994. Chairman of the Board, President and Chief Executive Officer of Sundstrand Corporation 1991-1994.

William L. Stowers  -49
     MDA Vice President/General Manager - Supplier Management and Procurement since October 1992. MDA Vice President - Procurement 1990 - 1992.

                                                                  10-K Page 11

David O. Swain - 54
     MDA Vice President/General Manager Advanced Systems & Technology - Phantom Works since September 1995. MDA Vice President/General Manager New Aircraft & Missile Products 1994 - 1995. MTA Senior Vice President - Transport Aircraft Division 1993 - 1994. MTA Executive Vice President - Government 1991 - 1993.

John D. Tyson - 54
     MDA Vice President Business Development since February 1997. MDA Vice President/General Manager AV8B/T-45 1996 - 1997. MDA Vice President Business Development U.S. Government Programs 1994 - 1996. MDA Vice President Defense Systems 1992 - 1994. MDA Director Business Development 1992. MCAIR Program Manager 1991 - 1992.

John J. Van Gels  -53
     MDA Vice President/General Manager Production Operations and General Services since February 1997. DAC Senior Vice President/General Manager - Manufacturing 1996 - 1997. DAC Senior Vice President - Operations 1996. DAC Executive Vice President - Operations and Production Programs 1994 - 1996. DAC Vice President/General Manager - Production Programs 1993 - 1994. DAC Vice President/General Manager- MD-11 1992 - 1993. DAC Vice President/General Manager - Production Center Operations 1990 - 1992.

     All of the executive officers have been employees of the Company at least five years except Edward C. Bavaria, Laurie A. Broedling, Stanley Ebner, Steven
N. Frank, Frederick W. Hill, Roger A. Krone, Mark N. Schroeder and Harry C. Stonecipher. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which he was selected as an officer, except for Harry C. Stonecipher and Edward C. Bavaria, who are parties to employment agreements incorporated by reference herein as Exhibits 10(j) and 10(l).

ITEM 2.  PROPERTIES

     At December 31, 1996 the Company's manufacturing, laboratory, office, and warehouse areas totaled 34.7 million square feet, of which 5.0 million square feet were leased. The Company plants are well maintained and in good operating condition. The Company has long-term arrangements with airport authorities enabling it to share the use of runways, taxiways, and other airport facilities at various locations, including St. Louis, Missouri; Long Beach, California; and Mesa, Arizona. Reduced defense spending and reduced commercial aircraft orders over the past several years has resulted in downsizing of personnel and facility needs. As a result of the Company's downsizing, certain of the Company's facilities are held for sale and certain other facilities are currently underutilized.

     The Company's principal locations are in five states and Canada. Those in St. Louis, Missouri are chiefly devoted to the development, manufacture and assembly of military aircraft,

                                                                  10-K Page 12
training systems, and missiles. Those in Mesa, Arizona are primarily used for development, manufacture, and assembly of helicopters. In the Los Angeles, California area, principal properties are located in Huntington Beach and Long Beach. Huntington Beach, California properties are utilized for development and manufacture of space launch vehicles, space station components, and defense electronics. Long Beach, California properties are devoted to the development, manufacture, and assembly of commercial and military transport aircraft, and to the financial services and other segment. Subassembly work for the commercial and military aircraft business segments is performed at Macon, Georgia; Salt Lake City, Utah; and Toronto, Canada for shipment to operations at Long Beach.

ITEM 3.  LEGAL PROCEEDINGS

     In 1991, McDonnell Douglas Corporation and General Dynamics filed a legal action to contest the Navy's termination for default on the A-12 contract. Additional information relative to this matter and the settlement of claims filed with the Navy on the T-45 contract is included in Note 5, "Contracts in Process and Inventories" on page 43 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference. See also Note 16, "Commitments and Contingencies" on page 51 of the Company's 1996 Annual Report to Shareholders and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Government Business Audits, Reviews, and Investigations," page 32, which are incorporated herein by this reference.

     McDonnell Douglas is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, or similar state statutes. For additional information, see "Environmental Expenditures" on page 33 in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                                                  10-K Page 13
                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     Information required by this item is included on pages 54, 55, and 57 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data for the five years ended December 31, 1996, consisting of the data under the captions "Summary of Operations" and "Balance Sheet Information" are included at page 54 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by this reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations is contained on pages 26 through 33 of the 1996 Annual Report to Shareholders, which is incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is included on pages 34 through 52, 53, and 55 of the 1996 Annual Report to Shareholders, which are incorporated herein by this reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     This item is not applicable.

                                    PART III

ITEMS 10, 11, 12 and 13

     The information called for by Part III, Item 10 "Directors and Executive Officers of the Registrant" (except for certain information concerning Executive Officers which is provided in Part I above), Item 11 "Executive Compensation,"
Item 12 "Security  Ownership of Certain  Beneficial  Owners and Management," and
Item 13 "Certain Relationships and Related Transactions" is included in the Company's definitive Proxy Statement for 1997 pursuant to Regulation 14A, to be filed with the Commission within 120 days after the close of the fiscal year ended December 31, 1996, the text portion of which is incorporated herein by this reference. The report of the Management

                                                                  10-K Page 14
Compensation  and  Succession
Committee and the performance graph contained in the Company's definitive Proxy Statement for 1997, however, are not incorporated herein by reference and shall not be deemed filed under the Securities Act of 1933 or under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)1.     LIST OF FINANCIAL STATEMENTS

          The following consolidated financial statements of McDonnell Douglas Corporation and Subsidiaries included in the 1996 Annual Report to Shareholders at the pages indicated, are incorporated herein by this reference:

          Report of Ernst & Young LLP, Independent Auditors, page 53.

          Consolidated Statement of Operations, years ended December 31, 1996, 1995, and 1994, page 35.

          Balance Sheet, December 31, 1996 and 1995, page 36.

          Consolidated Statement of Shareholders' Equity, years ended December 31, 1996, 1995, and 1994, page 38.

          Consolidated Statement of Cash Flows, years ended December 31, 1996, 1995, and 1994, page 39.

          Notes to Consolidated Financial Statements, pages 40 through 52.

          Selected Financial Data by Industry Segment, page 34.

          Quarterly Results of Operations, page 55.

(a)2.     LIST OF FINANCIAL STATEMENT SCHEDULES

          See Index to Financial Statement Schedules on page 18.

          All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are omitted either because they are not applicable or because the required information is included in the financial statements or notes thereto.

(a)3.     EXHIBITS

          See Index to Exhibits on pages 21 through 25.

(b) Reports on Form 8-K filed during the fourth quarter of 1996:

                                                                  10-K Page 15

                1. Form 8-K filed on November 1, 1996, in response to Item 5. Also filed were Exhibit 12 Computations of Earnings to Fixed Charges for Nine Months Ended September 30, 1996 and 1995, and Exhibit 99 Summary of McDonnell Douglas Corporation's Third Quarter Financial Results.

                2. Form 8-K filed on December 24, 1996, in response to Item 5 and Item 7.

                                                                  10-K Page 16
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MCDONNELL DOUGLAS CORPORATION
                                           (Registrant)

Date: March  14, 1997       By:    /s/ Mark N. Schroeder
      ---------------              ------------------------------
                                   Mark N. Schroeder
                                   Vice President and Controller
                                   and Registrant's Authorized
                                   Officer
                                   (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated below.

   Signature                      Title                  Date
   ---------                      -----                  ----

/s/ Harry C. Stonecipher                            March 14, 1997
------------------------
Harry C. Stonecipher      Director, President & Chief
                          Executive Officer
                          (Principal Executive Officer)

/s/ James F. Palmer                                 March 14, 1997
-------------------------
James F. Palmer           Senior Vice President and
                          Chief Financial Officer
                          (Principal Financial Officer)

/s/ Mark N. Schroeder                               March 14, 1997
-------------------------
Mark N. Schroeder         Vice President and Controller
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

/s/ B. A. Bridgewater, Jr.         /s/ James S. McDonnell III
--------------------------         ------------------------------
B.A. Bridgewater, Jr., Director    James S. McDonnell III, Director

                                                                  10-K Page 17
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
William H. Danforth, Director      P. Roy Vagelos, Director


Date:  March 14, 1997

                                                                  10-K Page 18

                          MCDONNELL DOUGLAS CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statement schedules of McDonnell Douglas Corporation and Subsidiaries for the year ended December 31, 1996, are included herein:


     Report of Independent Auditors

     Schedule II       Valuation and Qualifying Accounts

                                                                  10-K Page 19

                  REPORT OF INDEPENDENT AUDITORS



We have audited the consolidated financial statements of McDonnell Douglas Corporation and subsidiaries (MDC) as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 22, 1997 (incorporated by reference elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in item 14(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



St. Louis, Missouri                                  /s/Ernst & Young LLP
January 22, 1997

                                                                  10-K Page 20
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          McDonnell Douglas Corporation
                    Years Ended December 31, 1996, 1995, 1994
                              (Dollars in Millions)


                          BALANCE                                        BALANCE
                            AT       CHARGED TO  CHARGED TO                AT
                         BEGINNING   COSTS AND     OTHER                 END OF
                         OF PERIOD   EXPENSES     ACCOUNTS   DEDUCTIONS  PERIOD
                         ---------   ----------  ----------  ----------  -------

Year Ended
  December 31, 1996:
    Allowance for
     commercial
      aircraft financing    $12        $ 1          $           $         $13
    Allowance for
      uncollectible
       accounts              50         17                       12        55
                            ---        ---          ---         ---       ---
                            $62        $18          $           $12       $68
                            ===        ===          ===         ===       ===

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
                            ===        ===          ===         ===       ===



NOTE:  Deductions are principally the write off of uncollectible accounts.

                                                                  10-K Page 21

                  MCDONNELL DOUGLAS CORPORATION

                        INDEX TO EXHIBITS


   EXHIBIT

 2 Agreement and Plan of Merger among The Boeing Company, West Acquisition Corp. and McDonnell Douglas Corporation, dated as of December 14, 1996.
 .
 3(a) Articles of Amendment and Restatement of the Company's Charter, as filed May 8, 1996.
         - Incorporated by reference to Exhibit 3(a) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

 3(b)    Bylaws of the Company, as amended October 25, 1996.
         - Incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

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

                                                                  10-K Page 22

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

 4(i)    Form of 6-7/8% Notes due November 1, 2006.

4(j) Amended and Restated Rights Agreement, dated as of May 31, 1996 between McDonnell Douglas Corporation and First Chicago Trust Company of New York which includes the form of Articles Supplementary for Series A Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Preferred Stock Purchase Rights as Exhibit C.
         - Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K, filed with the Commission on June 3, 1996.

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

                                                                  10-K Page 23

10(c)* Long-Term Incentive Program, as amended and restated as of February 8, 1995 under the McDonnell Douglas Corporation Incentive Award Plan.
         - Incorporated by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(d)*   McDonnell  Douglas  Corporation  Senior Executive  Performance  Sharing
         Plan.
         - Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(e)* McDonnell Douglas Corporation Performance Sharing Plan, as amended and restated as of 5 March 1996.
         - Incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(f)*   McDonnell Douglas Corporation Executive Financial/Legal Services Plan.

10(g)*   McDonnell   Douglas   Corporation   Deferred   Compensation   Plan  for
         Nonemployee Directors, amended and restated as of March 6, 1995.

10(h)* McDonnell Douglas Corporation 1995 Compensation Plan for Nonemployee Directors.
         - Incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(i)*   McDonnell  Douglas  Corporation  1994  Performance and Equity Incentive
         Plan.
         - Incorporated   by  reference   to  Exhibit  4(a)  to  the   Company's
           Registration Statement on Form S-8, Commission File No. 33-56129, filed with the Commission on October 21, 1994.

10(j)* Employment Agreement between Harry C. Stonecipher and McDonnell Douglas Corporation, dated as of September 24, 1994, as amended as of March 25, 1995.
         - Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                                                                  10-K Page 24

10(k)* Stock Option Agreement between Harry C. Stonecipher and McDonnell Douglas Corporation, dated as of September 24, 1994.
         - Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

10(l)* Employment Agreement between Edward C. Bavaria and McDonnell Douglas Corporation, dated as of May 5, 1995.

10(m)*   Restricted  Stock  Award  Agreement   between  Edward  C.  Bavaria  and
         McDonnell Douglas Corporation, dated as of May 5, 1995.

10(n)* Form of Termination Benefits Agreement between the Company and certain officers of the Company.

10(o)* Settlement Agreement and General and Special Release between the Company and Herbert J. Lanese, dated as of October 31, 1996.

10(p)* Settlement Agreement and General and Special Release between the Company and Robert H. Hood, Jr., dated as of December 10, 1996.

10(q)* Form of 1995 and 1996 Performance Accelerated Restricted Stock Award Agreement (Service-Based Vesting)
         - Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(r)* Form of 1995 and 1996 Performance Accelerated Restricted Stock Award Agreement (Performance-Based Vesting)
         - Incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

10(s)* Form of 1997 Performance Accelerated Restricted Stock Award Agreement (Service-Based Vesting).

10(t)* Form of 1997 Performance Accelerated Restricted Stock Award Agreement (Performance-Based Vesting).

11       Computation of Earnings per Share.

12       Computation of Ratio of Earnings to Fixed Charges.

                                                                  10-K Page 25

13 Sections of 1996 McDonnell Douglas Corporation Annual Report to Shareholders appearing under the captions: "Military Aircraft;" "Missiles, Space, and Electronic Systems," "Commercial Aircraft," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Selected Financial Data by Industry Segment," "Consolidated Statement of Operations," "Balance Sheet," "Consolidated Statement of Shareholders' Equity," "Consolidated Statement of Cash Flows," "Notes to Consolidated Financial Statements," "Report of Ernst & Young LLP, Independent Auditors," "Five-Year Consolidated Financial Summary," "Supplemental Information," and "Quarterly Results of Operations (unaudited)".

21       Subsidiaries.

23 Consents of Independent Auditors regarding incorporation of their report included in the 1996 Annual Report to Shareholders and Board of Directors of McDonnell Douglas Corporation into Form 10-K and incorporation of Form 10-K into Registration Statements on Form S-3 and Form S-8.

27       Financial Data Schedule.


* Represents management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.