Form 10-Q
period 1997-03-31
MCDONNELL DOUGLAS CORP
filed 1997-05-14
CIK 63917

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended               March 31, 1997
                                -----------------------------------------

 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to
                                -----------------    --------------------

 Commission file number    1-3685
                        -------------------------------------------------

                       MCDONNELL DOUGLAS CORPORATION
-------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Maryland                            43-0400674
---------------------------------   -------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
 incorporation or organization)


                Post Office Box 516, St. Louis, MO  63166
-------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


                                 314-232-0232
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X    No


=========================================================================

 Common shares outstanding at April 30, 1997 - 209,977,846 shares

TABLE OF CONTENTS
-----------------



PART I   FINANCIAL INFORMATION                                   Page
         ---------------------                                   ----

         ITEM 1.  FINANCIAL STATEMENTS

             CONSOLIDATED STATEMENT OF EARNINGS                   3

             BALANCE SHEET                                       4-5

             CONSOLIDATED STATEMENT OF CASH FLOWS                 6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS          7-13


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

             FINANCIAL CONDITION AND RESULTS OF OPERATIONS      14-23



PART II   OTHER INFORMATION
          -----------------

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K               24

PART I  FINANCIAL INFORMATION
        ---------------------
ITEM 1. FINANCIAL STATEMENTS
        --------------------

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


THREE MONTHS ENDED MARCH 31                         1997         1996
                                                  -------      -------
                                                       (unaudited)

Revenues                                          $ 3,230      $ 3,171

Costs and expenses:
  Cost of products, services and rentals            2,607        2,537
  General and administrative expenses                 171          169
  Research and development                             94           88
  Interest expense:
    Aerospace segments                                 35           31
    Financial services and other segment               35           30
                                                  --------     --------

      Total Costs and Expenses                      2,942        2,855
                                                  --------     --------

    EARNINGS BEFORE INCOME TAXES                      288          316

Income taxes                                          107          118
                                                  --------     --------

    NET EARNINGS                                  $   181      $   198
                                                  ========     ========


EARNINGS PER SHARE                                $   .86      $   .89
                                                  ========     ========

DIVIDENDS DECLARED PER SHARE                      $   .12      $   .12
                                                  ========    =========






----------------------
The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                            McDonnell Douglas Corporation
                                            and Consolidated Subsidiaries
                                            -----------------------------
                                                March 31    December 31
                                                   1997         1996
                                                --------    -----------
                                               (unaudited)
Assets
  Cash and cash equivalents                      $   706      $ 1,094
  Accounts receivable                              1,064          882
  Finance receivables and property on lease        3,129        3,090
  Contracts in process and inventories             3,573        3,486
  Prepaid income taxes                                 -            -
  Property, plant, and equipment                   1,468        1,453
  Investment in Financial Services                     -            -
  Other assets                                     1,666        1,626
                                                 --------     --------
Total Assets                                     $11,606      $11,631
                                                 ========     ========

Liabilities and Shareholders' Equity
Liabilities
  Accounts payable and accrued expenses          $ 2,292      $ 2,595
  Accrued retiree benefits                         1,111        1,109
  Income taxes                                       175           83
  Advances and billings in excess of related
    costs                                          1,387        1,310
  Notes payable and long-term debt
    Aerospace segments                             1,417        1,438
    Financial services and other segment           1,956        1,995
                                                 --------     --------
                                                   8,338        8,530

Minority interest                                     64           63

Shareholders'  equity
  Preferred  Stock - none issued
  Common Stock - issued and outstanding:
    1997, 210.0 shares; 1996, 209.6 shares           210          210
  Additional capital                                  32            -
  Retained earnings                                3,007        2,850
  Unearned compensation                              (45)         (22)
                                                 --------     --------
                                                   3,204        3,038
                                                 --------     --------
Total Liabilities and Shareholders' Equity       $11,606      $11,631
                                                 ========     ========

---------------------
The accompanying notes are an integral part of the financial statements.

      MDC Aerospace                     Financial Services
------------------------             -----------------------
  March 31   December 31              March 31   December 31
    1997         1996                    1997        1996
  -------     ---------               ---------   ---------
 (unaudited)                         (unaudited)

  $   694      $ 1,077                 $    12      $    17
    1,141          964                       -            -
      340          254                   2,789        2,836
    3,573        3,486                       -            -
      191          278                       -            -
    1,408        1,391                      60           62
      398          383                       -            -
    1,588        1,535                      78           91
  --------     --------                --------     --------
  $ 9,333      $ 9,368                 $ 2,939      $ 3,006
  ========     ========                ========     ========



  $ 2,216     $  2,470                 $   153      $   207
    1,111        1,109                       -            -
        -            -                     366          361

    1,336        1,265                      51           45

    1,402        1,423                      15           15
        -            -                   1,956        1,995
  --------     --------                --------     --------
    6,065        6,267                   2,541        2,623

       64           63                       -            -




      210          210                       -            -
       32            -                     238          238
    3,007        2,850                     160          145
      (45)         (22)                      -            -
  --------     --------                --------     --------
    3,204        3,038                     398          383
  --------     --------                --------     --------
  $ 9,333      $ 9,368                 $ 2,939      $ 3,006
  ========     ========                ========     ========


As used on this page, "MDC Aerospace" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "Financial Services" means McDonnell Douglas Financial Services Corporation and all of its affiliates and associated companies and McDonnell Douglas Realty Company. Transactions between MDC Aerospace and Financial Services have been eliminated from the "McDonnell Douglas Corporation and Consolidated Subsidiaries" columns.

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)


THREE MONTHS ENDED MARCH 31                       1997          1996
                                                --------      --------
                                                     (unaudited)
OPERATING ACTIVITIES
  Net earnings                                   $  181       $  198
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation and amortization                  64           63
      Pension income                                (40)         (32)
      Change in operating assets and liabilities   (416)        (217)
                                                 -------      -------

    NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                                   (211)          12

INVESTING ACTIVITIES
  Property, plant and equipment acquired            (58)         (51)
  Finance receivables and property on lease         (55)        (295)
  Other                                              21           27
                                                 -------      -------

    NET CASH USED BY INVESTING ACTIVITIES           (92)        (319)

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                        (19)          89
  Debt having maturities more than 90 days:
    New borrowings                                   64          262
    Repayments                                     (105)         (82)
  Common shares purchased                             -         (174)
  Dividends paid                                    (25)         (22)
                                                 -------      -------

    NET CASH PROVIDED (USED) BY FINANCING
      ACTIVITIES                                    (85)          73
                                                 -------      -------

    DECREASE IN CASH AND CASH
      EQUIVALENTS                                  (388)        (234)

Cash and cash equivalents at beginning of year    1,094          797
                                                 -------      -------

Cash and cash equivalents at end of period       $  706       $  563
                                                 =======      =======



-----------------------
The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(Millions of dollars)




1.   Basis of Presentation

The accompanying unaudited consolidated financial statements reflect all adjustments (which comprise only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the financial position, the results of operations and the cash flows for the interim periods presented. The statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in McDonnell Douglas Corporation's Annual Report to Shareholders for the year ended December 31, 1996.

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

   MDC Aerospace. This represents the consolidation of McDonnell Douglas Corporation including all of its subsidiaries other than MDFS and McDonnell Douglas Realty Company (MDRC). Those two are presented on a one-line basis as Investment in Financial Services.

   Financial Services. This represents the consolidation of MDFS (and its subsidiaries) and MDRC, both wholly owned subsidiaries of McDonnell Douglas.

   McDonnell Douglas Corporation and Consolidated Subsidiaries. This represents the consolidation of McDonnell Douglas Corporation and all its subsidiaries (the Company).

Stock Split

In January 1996 the McDonnell Douglas Board of Directors authorized a two-for-one split of the common stock. The stock split was completed in May 1996 after receipt of shareholder approval in April 1996 of an increase in the Company's authorized common stock to 400 million shares. References to number of shares and per share amounts of common stock have been restated to reflect the stock split.

Earnings Per Share

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," issued in February 1997, specifies the computation, presentation, and disclosure requirements for earnings per share. The objective of SFAS No. 128, which is effective for financial statements issued for periods ending after December 15, 1997, is to simplify the standards for computing earnings per share and make them comparable to international earnings per share standards. The Company does not believe that adoption of this standard will have a material impact on its earnings per share calculations.

2.   Proposed Merger with The Boeing Company

On December 14, 1996, McDonnell Douglas and The Boeing Company (Boeing) entered into a definitive agreement whereby a wholly owned subsidiary of Boeing will merge into McDonnell Douglas in a stock-for-stock transaction, as a result of which McDonnell Douglas will become a wholly owned subsidiary of Boeing. Under the terms of the transaction and as a result of a two-for-one stock split arising from a share issuance approved by Boeing's shareholders on April 28, 1997, McDonnell Douglas shareholders will receive 1.3 shares of Boeing common stock for each share of McDonnell Douglas common stock. The transaction is subject to approval by the shareholders of both companies and certain regulatory agencies; it is expected to close as early as August 1997.

3.   Contracts in Process and Inventories

Contracts in process and inventories consisted of the following:

                                               March 31   December 31
                                                 1997         1996
                                              ---------   -----------
Government contracts in process               $ 5,081      $ 5,177
Commercial products in process                  2,575        2,211
Material and spare parts                          713          713
Progress payments to subcontractors               775          843
Progress payments received                     (5,571)      (5,458)
                                              --------     --------

                                              $ 3,573      $ 3,486
                                              ========     ========

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue that is currently not billable.

The U.S. Navy on January 7, 1991, notified McDonnell Douglas and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft, and demanded repayment of the amounts paid to the Team under such contracts. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date.

At March 31, 1997, Contracts in Process and Inventories included approximately $574 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 million in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, namely $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. Subsequent to an early 1997 stipulation based on the prior orders and findings of the Court in which the parties agreed that plaintiffs were entitled to recover $1.071 billion, the Court has preliminarily determined that the Government is liable for certain adjustments that increase plaintiffs' possible recovery. A June 1997 trial has been set to determine plaintiffs' recovery if the parties are unable to reach an agreement adjusting the stipulation. On January 22, 1997, the Court issued an opinion in which it ruled that plaintiffs are entitled to recover interest on that recovery.

Although the Government is expected to appeal the resulting judgment, McDonnell Douglas believes that it will be sustained. Final resolution of the A-12 litigation will depend on such appeals and possible further litigation, or negotiations, with the Government. If sustained, however, the expected damages judgment, including interest, ultimately could result in pretax income ranging up to an amount that could more than offset the loss provision established in 1990.


4.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

MDC Aerospace has a revolving credit agreement (RCA), amended and restated in January 1997, under which MDC Aerospace may borrow up to $1.75 billion through January 2002. MDC Aerospace has the option to increase that limit by 20 percent. Under the RCA, the interest rate, at the option of MDC Aerospace, is a floating rate generally based on (1) a defined prime rate, (2) a fixed rate related to the London interbank offered rate (LIBOR), or (3) as quoted under a competitive bid. A fee is charged on the amount of the commitment. The RCA contains restrictive covenants including, but not limited to, indebtedness, subsidiary indebtedness, customer financing, and liens. There were no RCA amounts outstanding at March 31, 1997.

During 1996, MDC Aerospace filed a shelf registration statement with the Securities and Exchange Commission (SEC) relating to debt securities. The filing increased a prior offering, commenced in 1992, by an aggregate principal amount of $1 billion. In the fourth quarter of 1996, the

Company issued $250 million of 6.9% notes due in 2006 under this shelf registration. As of March 31, 1997, MDC Aerospace had $948 million of unissued debt securities registered with the SEC. The interest rate applicable to each note and certain other variable terms are established at the date of issue.

Senior debt securities totaling $1.394 billion were outstanding at March 31, 1997. The notes were issued in 1992, 1993 and 1996 with interest rates of 6.9% to 9.8% and maturities from 1997 to 2012. Outstanding notes of $250 million, bearing interest at 8.6%, were due and retired in April 1997. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $15 million at March 31, 1997.

Financial Services Credit Agreements

MDFS and MDFC have a joint RCA which expires in August 2001. Under the agreement, MDFC may borrow a maximum of $240 million, reduced by MDFS borrowings under this same agreement, which are limited to $16 million. The interest rate, at the option of MDFC or MDFS, is either a floating rate, generally based on a defined prime rate or fixed rate related to LIBOR. There were no outstanding borrowings under this agreement at March 31, 1997. Commercial paper issued by MDFC in the amount of $97 million was outstanding at March 31, 1997. The joint RCA could therefore be used to support the full amount of commercial paper outstanding.

Various credit and debt agreements require MDFC to maintain a minimum net worth, to restrict indebtedness, and to limit MDFC's cash dividends and other distributions.

During the second quarter of 1995, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. MDFC established a $750 million medium-term note program under this shelf registration statement and, as of March 31, 1997, had issued $550 million of such notes.

During July 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million principal amount. This note program was increased to $200 million in April 1996. As of March 31, 1997, MDFS had issued $135 million of securities under this program.

MDFC's senior debt at March 31, 1997, included $53 million secured by equipment that had a carrying value of $70 million. MDRC's debt of $39 million at March 31, 1997, was secured by indentures of mortgage and deeds of trust on its interest in real estate developments that had a carrying value of $52 million.

5.   Financial Instruments

McDonnell Douglas uses derivative financial instruments to manage well-defined foreign exchange subcontract price risks and foreign currency denominated debt risks, and on a selective basis to reduce the impact of interest rate fluctuations on certain debt instruments. McDonnell Douglas does not trade in derivatives for speculative purposes.

At March 31, 1997, the notional amount of forward exchange contracts denominated in currencies of major industrial countries was $322 million. The terms of the currency derivatives vary, but the longest is three years. At March 31, 1997, unrealized gains, net of losses, on forward exchange contracts were $10 million.

At March 31, 1997, MDFC had interest rate swap agreements outstanding listed below. The Company believes it has no market rate risk as the interest rate swaps are matched with specific debt.

                          Contract    Notional   Receive        Pay
                          Maturity     Amount     Rate          Rate
                          --------    --------   -------        ----

Capital lease
  obligations            2006 - 2008    $393     Floating   6.7% - 7.6%
Medium-term notes           1997        $ 20     Floating       6.7%
Medium-term notes        2000 - 2001    $ 50    6.8% - 8.6%   Floating

The floating rates are based on LIBOR or on Federal Funds.

Because of the off-balance-sheet nature of derivative instruments, counterparty failure would result in recognition of unrealized gains and losses. The Company does not anticipate nonperformance by any of its counterparties.


6.   Commitments and Contingencies

A number of legal proceedings and claims are pending or have been asserted against the Company. A substantial number of such legal proceedings and claims are covered by insurance or settlements with insurance companies. The Company believes that the final outcome of such proceedings and claims will not have a material adverse effect on its earnings, cash flow, or financial position.

The marketing of commercial aircraft sometimes results in agreements to provide or to guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments or aircraft values. At March 31, 1997, the Company had made offers of this nature totaling $1.970 billion related to aircraft on order or under option. The Company had made guarantees and other commitments totaling $843 million on delivered aircraft. At March 31, 1997, MDFS also had commitments to provide leasing and other financing in the aggregate amount of $104 million. The Company does not expect these offers or commitments to have a material adverse effect on its earnings, cash flow, or financial position.

The Company's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense S.A. (VARIG). During 1994, VARIG notified its aircraft lenders and lessors that it was temporarily suspending payments, pending the restructuring of its financial obligations. In connection with that restructuring, the Company made lease, loan, and interest payments totaling $70 million on behalf of VARIG in 1994 and 1995. At March 31, 1997, VARIG had made repayments totaling $24 million to the Company. During January 1996, VARIG requested deferral of additional obligations covering the January 1996 through January 1998 period. VARIG and the Company agreed to defer up to $60 million in certain payments owed to the Company, with repayment by VARIG to begin in 1998. At March 31, 1997, the Company had made payments related to this additional deferral in the amount of $34 million on behalf of VARIG. These restructurings and payments have not had and, if the restructuring steps are successful, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

Trans World Airlines Inc. (TWA), one of the Company's largest aircraft-leasing customers, continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. The reorganization plan and TWA's current financial condition have not had, and are not expected to have, a material adverse effect on the Company's earnings, cash flow, or financial position. However, TWA's independent auditors included an explanatory paragraph in their "Independent Auditors' Report" for TWA's December 31, 1996 financial statements expressing "substantial doubt" about TWA's ability to continue as a going concern. The Company anticipates deliveries of additional aircraft to TWA during 1997. The Company will continue to evaluate the impact of TWA's financial condition on existing and potential future financial commitments and guarantees to TWA.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and under similar state statutes. The Company has been identified as a potentially responsible party (PRP) at 37 sites. Of these, the Company believes that it has de minimis liability at 23 sites, including 17 sites at which it believes that it has no future liability. At four of the sites where the Company's liability is not considered to be de minimis, the Company lacks sufficient information to determine its probable share or amount of liability. At the remaining ten sites at which the Company's liability is not considered to be de minimis, either final or interim cost-sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs that the parties will bear. In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements for, certain of its current operating sites or former sites of industrial activity.

At March 31, 1997, the accrued liability for study and remediation expenditures at Superfund sites and at the Company's current and former operating sites was $44 million. Because of the inherent uncertainty of the estimation process, actual costs could differ from estimates. Ongoing operating and maintenance costs at current operating sites and remediation expenditures on property held for sale are not included in this amount. The Company believes that any amounts paid in excess of the accrued liability will not have a material effect on its earnings, cash flow, or financial position. Claims for recovery are recorded as receivables and therefore they have not been netted against the environmental liabilities. At March 31, 1997, a receivable had been recorded from one insurance carrier for agreed reimbursement of environmental costs for $7 million.

7.   Operations of MDFS

The condensed financial data presented below have been summarized from the unaudited consolidated financial statements of MDFS:

Three Months Ended March 31                 1997             1996
                                          --------         --------

Earned income                              $  63            $  57
Costs and expenses                            43               36
Net earnings                                  13               13

Cash flow provided (used) by:

   Operating activities                    $   2            $   9
   Investing activities                       37             (292)
   Financing activities                      (44)             286

8.   Supplementary Payment Information

Three Months Ended March 31                 1997             1996
                                          --------         --------

Interest paid                              $  62            $  57
Income taxes paid                              6               18

9.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the three-month period which were 209.9 million in 1997 and 222.2 million in 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 7, and with Management's Discussion and Analysis of Financial Condition and Results of
Operations (MD&A), Audited Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing in the Company's 1996 Annual Report to Shareholders (the 1996 Annual Report).

Forward-Looking Information

Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections for the timing of the consummation of the proposed Boeing merger, future sales, earnings, production levels and costs, aircraft deliveries, research and development, environmental and other expenditures, and various business environment trends. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changing priorities or reductions in the U.S. and worldwide defense and space budgets; global trade policies; worldwide political stability and economic growth; termination of government contracts due to unilateral government action or the Company's failure to perform; governmental export and import policies; the Company's successful execution of internal operating plans; performance issues with key suppliers and subcontractors; factors that result in significant and prolonged disruption to air travel worldwide; aircraft delivery delays or defaults by customers; collective bargaining labor disputes; other regulatory uncertainties; and legal proceedings. For further discussion of certain risks and uncertainties that may affect the actual results of any forward-looking information contained herein, refer to the Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 17, 1996.

Results of Operations

McDonnell Douglas revenues were $3.2 billion in the first quarter of 1997, slightly above the 1996 revenues for the same period. An increase in revenue in the commercial aircraft segment was largely offset by lower revenues in the military aircraft and missiles, space and electronic systems segments.

Net earnings for the first quarter of 1997 were $181 million, a decrease from the first quarter 1996 net earnings of $198 million. Operating earnings for the first quarter of 1997 were $321 million, compared to $347 million in the first quarter of 1996. The decrease was largely due to lower earnings in the missiles, space and electronic systems segment.

Interest expense totaled $35 million in the first quarter of 1997, up from $31 million in the first quarter of 1996. The increase relates to a higher level of aerospace debt, brought about by the issuance of $250 million of 10-year notes in late 1996.

Pension income totaled $40 million in the 1997 first quarter, up from $32 million in the first quarter of 1996. The increase is associated with a higher level of plan assets.


                                          Three Months Ended
                                                March 31
                                           1997         1996
                                         --------     --------
                                         (Millions of dollars)
Revenues
  Military aircraft                      $ 1,946       $ 2,039
  Commercial aircraft                        624           428
  Missiles, space and electronic
    systems                                  553           608
  Financial services and other               101            87
                                         --------      --------
    Operating revenues                     3,224         3,162

  Non-operating income                         6             9
                                         --------      --------

  Total Revenues                         $ 3,230       $ 3,171
                                         ========      ========

Earnings
  Military aircraft                      $   259       $   250
  Commercial aircraft                          4            19
  Missiles, space and electronic
    systems                                   36            58
  Financial services and other                22            20
                                         --------      --------
    Operating earnings                       321           347

  Corporate and other                          2
  Interest expense                           (35)          (31)
  Income taxes                              (107)         (118)
                                         --------      --------

  Net Earnings                           $   181       $   198
                                         ========      ========


Military Aircraft

Revenues in the military aircraft segment decreased to $1.9 billion in the first quarter of 1997, compared with $2.0 billion in the first quarter of 1996. Increased volume on the F-15 program, where McDonnell Douglas is increasing production rate, was offset by planned lower activity on the F/A-18C/D program.

Operating earnings in this segment were $259 million in the first quarter of 1997, compared with $250 million in the same period in 1996. Operating earnings in this segment were favorably impacted by increased earnings in the F/A-18E/F program, which were nearly offset by reduced earnings in the F-15 and F/A-18C/D production programs.

Several positive developments occurred in the F/A-18E/F program during the 1997 first quarter. The F/A-18E/F program successfully completed all test objectives of initial sea trials, delivered the last aircraft of the development phase, and received approval from the Department of Defense to begin low-rate initial production of the first 12 aircraft. In connection with the achievement of these significant milestones, McDonnell Douglas increased the overall earnings rate on this program to include an estimate of a portion of remaining award fees. Most of the remaining potential award fees will be determined at the completion of technical and operational evaluations scheduled for 1999.

Production cost increases, primarily on the F/A-18C/D and F-15 programs, negatively impacted 1997 first quarter operating results. The phase-in of work subsequent to a 99-day strike at the St. Louis operations, which ended in September 1996, along with increased retirements of experienced personnel late in the year, impacted productivity levels. A build-up of the production rate on the F-15 program, and with it the use of personnel less experienced on the F-15 program, added to the increased production costs.


Commercial Aircraft

Revenues in the commercial aircraft segment increased to $624 million in the 1997 first quarter, compared with $428 million in the 1996 same quarter. McDonnell Douglas delivered seven MD-90 twin jets and two MD-11 trijets in the 1997 first quarter,compared with four MD-80 and three MD-90 twin jets and three MD-11 trijets in the 1996 same period. Two of the MD-90 twin jet deliveries in each year and two of the MD-11 trijet 1996 deliveries were accounted for as operating leases with minimal revenue recorded on such transactions at the time of delivery.

Operating earnings in this segment in the 1997 first quarter were $4 million, down from $19 million in the first quarter of 1996. Increased losses on the MD-95 program, currently in development, were in part offset by some improvement in cost estimates related to prior deliveries of trijet and twin jet aircraft. Additionally, earnings in the 1996 first quarter included recoveries from an insurance carrier related to environmental coverage at several sites. As with the last several quarters, earnings from the sale of spare parts and services, while largely offset by development costs, have allowed the commercial segment to remain profitable. At the same time, profits from the production and sale of commercial aircraft remain at or near break-even levels.

During the 1997 first quarter, McDonnell Douglas received orders for two MD-90 twin jets and completed lease arrangements with Lufthansa Cargo for five MD-11 freighters. One of the MD-90 orders is scheduled for delivery in 1997, and the other in 1998. The five MD-11 orders represent 1998 deliveries. On March 31, 1997, McDonnell Douglas had firm orders for 29 MD-80 twin jets, 100 MD-90 twin jets, 50 MD-95 twin jets, and 18 MD-11 trijets.

Missiles, Space and Electronic Systems

Revenues in the missiles, space and electronic systems segment were $553 million in the first quarter of 1997, compared with $608 million in the same period in 1996. Lower revenue in the Delta II program, due to a reduction in launches from four in the 1996 first quarter to only one in the first quarter of 1997, was partially offset by increased Space Station program and classified program activities.

Operating earnings in this segment were $36 million in the first quarter of 1997, compared with $58 million in the first quarter of 1996. Expenditures on the Delta III, a launch vehicle currently under development, and lower earnings on the Delta II program caused the decrease. The Delta II program was impacted by accident-related costs and fewer launches resulting from the failure of a January 1997 launch.

Financial Services

Operating earnings in the financial services and other segment were $22 million in the first quarter of 1997, compared with $20 million in the same quarter in 1996. Revenues in this segment were $101 million in the first quarter of 1997, an increase of $14 million over the same period in 1996. The revenue increase resulted from the corporation's continued focus on growing this segment of its business.

Liquidity

Debt and Credit Arrangements. MDC Aerospace debt at March 31, 1997 and
December 31, 1996, was $1.4 billion. MDC Aerospace had $250 million of senior debt which matured in early April 1997.

MDC Aerospace has in place a number of credit facilities with banks and other institutions. At March 31, 1997, MDC Aerospace had a revolving credit agreement
(RCA), amended and restated in January 1997, under which it can borrow up to $1.75 billion through June 2002. There were no amounts outstanding under the RCA at March 31, 1997.

During 1996, MDC Aerospace filed a shelf registration statement with the SEC relating to debt securities. The filing increased a prior offering, commenced in 1992 for up to $550 million of notes, by an aggregate principal amount of $1 billion. As of March 31, 1997, MDC Aerospace had $948 million of unissued debt securities registered with the SEC.

The Company also has an agreement with a financial institution to sell a participation interest in a designated pool of government and commercial receivables, with limited recourse, in amounts up to $300 million. As of March 31, 1997, no receivable interests were sold.

Financial Services debt at March 31, 1997 and December 31, 1996 was $2.0 billion.

MDFS and MDFC have a joint RCA which expires in August 2001. Under the agreement, MDFC may borrow a maximum of $240 million, reduced by MDFS borrowings under this same agreement, which are limited to $16 million. There were no outstanding borrowings under this agreement at March 31, 1997. At March 31, 1997, $97 million of commercial paper issued by MDFC was outstanding. The joint RCA could therefore be used to support the full amount of commercial paper outstanding.

During 1995, MDFC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. MDFC established a $750 million medium-term note program under this registration statement and as of March 31, 1997, had issued $550 million of such notes.

During 1995, MDFS initiated a medium-term note program under a private placement of up to $100 million principal amount. This note program was increased to $200 million in April 1996. As of March 31, 1997, MDFS had issued $135 million of securities under this program.

Amounts available under the RCAs, note programs, and the receivables program discussed above may be used to meet cash requirements. McDonnell Douglas believes that it has sufficient sources of capital to meet anticipated needs.

Shareholder Initiatives. On October 28, 1994, the Company's Board of Directors approved a stock repurchase plan that authorized McDonnell Douglas to purchase up to 36 million shares, or about 15 percent of its then-outstanding common stock. Through mid-December 1996, the Company had acquired 29 million shares, or about 81 percent of its authorized repurchase amount, at a cost of $1.1 billion. The Company suspended common stock acquisitions associated with the repurchase program as a result of the proposed merger with Boeing. See Note 2 on page 8 for a further discussion of the proposed merger.

In January 1996, the McDonnell Douglas Board of Directors authorized a two-for-one split of the common stock and a 20 percent increase in the quarterly dividend. In April 1996, McDonnell Douglas shareholders approved an amendment to the Company's charter increasing the number of the Company's authorized shares; the stock split was effected in the form of a stock dividend in May 1996.
References to number of shares and per share amounts have been restated to reflect the stock split.

Aerospace Cash & Cash Equivalents. Aerospace cash and cash equivalents were $694 million at March 31, 1997, compared with $1,077 million at December 31, 1996. Cash used by aerospace operations was a little more than $350 million for the 1997 first quarter. Most of the cash was used in the commercial aircraft segment. Higher commercial deliveries are expected in the second half of this year.

Development Programs. In October 1995, McDonnell Douglas launched the MD-95, a 100-seat medium-range airliner. Initial deliveries of the MD-95 to ValuJet Airlines Inc. (ValuJet), the launch customer for the MD-95, are scheduled for 1999. ValuJet's operations were suspended for more than three months following an airliner crash in May 1996. The carrier resumed scaled-back operations in September 1996 and affirmed its order for 50 MD-95s in December 1996. No additional orders for the MD-95 from other customers were received during 1996 or in the first quarter of 1997.

McDonnell Douglas is currently developing the Delta III, an expendable launch vehicle. Launch of the first Delta III is scheduled for 1998.

The MD-95 twin jet and the Delta III launch vehicle will require cash expenditures in development, inventory, and tooling during the next several years, which the Company intends to fund from its cash flow or from resources available under its existing credit agreements.

Commercial Aircraft Financing. Airlines may decline deliveries of aircraft, request changes in delivery schedules, or default on contracts for firm orders. Aircraft delivery delays or defaults by commercial aircraft customers not anticipated by the Company could have a negative short-term impact on cash flow. During recent years, several airlines filed for protection under the Federal Bankruptcy Code or became delinquent on their obligations for commercial aircraft. As indicated in Note 6, "Commitments and Contingencies," page 11, the Company also has outstanding guarantees of $843 million related to the marketing of commercial aircraft. The Company does not believe that the existence of such guarantees, after considering residual values, or delays or defaults by commercial aircraft customers, will have a material adverse effect on its earnings, cash flow, or financial position.

McDonnell Douglas has made lease, loan principal, and interest payments and has agreed to make certain additional loan principal payments through January 1998 on behalf of Viacao Aerea Rio-Grandense S.A. (VARIG). In addition, Trans World Airlines Inc. (TWA), one of the Company's largest aircraft-leasing customers, continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995, that restructured its indebtedness and leasehold obligations to its creditors. TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. Neither payments on behalf of VARIG nor the effects of TWA's reorganization plan and current financial condition are expected to have a material adverse effect on earnings, cash flow, or financial position of the Company. See Note 6, "Commitments and Contingencies," page 11, for a further discussion of VARIG and TWA.

The Company, including MDFC, has also made offers totaling $1.97 billion to arrange or provide financing for ordered but undelivered aircraft. The Company does not anticipate that the existence of such financing offers will have a material adverse effect on its earnings, cash flow, or financial position. See
Note 6, "Commitments and Contingencies," page 11.

Information Systems. The Company has several information system improvement initiatives underway that will require increased expenditures during the next several years. These initiatives, which began in prior years, include the conversion of certain Company computer systems to be Year 2000 compliant. McDonnell Douglas has assessed and continues to assess the impact of the Year 2000 issue on its operations, including the development of cost estimates for, and the extent of programming changes required to address, this issue. Although final cost estimates have yet to be determined, it is anticipated that these Year 2000 costs will result in an increase to Company expenses during 1997, 1998 and 1999. The Company expects to complete its Year 2000 cost estimates by mid-1997.

Business and Market Considerations

General

McDonnell Douglas is one of the largest U.S. defense contractors and NASA prime contractors. McDonnell Douglas has a wide range of programs in production and development, and is the world's leading producer of military aircraft. McDonnell Douglas is also a manufacturer of large commercial transport aircraft.

Discussion under the captions "Military Aerospace Business," "Commercial Aircraft Business," and "Government Business Audits, Reviews and Investigations" reflect developments during the first quarter of 1997 and should be read in conjunction with the "Business and Market Considerations" discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations in McDonnell Douglas Corporation's 1996 Annual Report to Shareholders.


Military Aerospace Business

F/A-18 Hornet. In January 1997, the F/A-18E/F Super Hornet successfully completed initial sea trials aboard a U.S. aircraft carrier. The program also delivered the last aircraft of the development phase and received approval from the Department of Defense (DoD) to begin low-rate initial production of the first 12 aircraft. In addition, the DoD authorized the release of long-lead funding for the next 20 aircraft and a total initial production run of 62 planes. The DoD authorized the Navy to make future production decisions for the F/A-18E/F program, including the decision to begin full-rate production of 48 aircraft per year in fiscal year 2000.

In March, the first of eight F-18D's was delivered to the Royal Malaysian Air Force.

F-15. In February 1997, MDC definitized its contract with Israel for 25 aircraft valued at $1.0 billion. This finalized a previously announced order with Israel.

AH-64D  Apache  Longbow.  The  first   remanufactured   AH-64D  Apache  Longbow
multi-mission combat helicopter was delivered to the U.S. Army on March 31, 1997. The Apache Longbow's fire control radar and advanced avionics suite will provide combat pilots the ability to rapidly detect, classify, prioritize, and engage stationary or moving enemy targets at standoff ranges. MDC will remanufacture 232 AH-64D helicopters under a $1.9 billion, five-year, multi-year contract. Production will gradually increase from one aircraft a month in 1997 to five aircraft a month by 1999.

C-17  Globemaster.  The U.S.  Air  Force's  fleet  of  McDonnell  Douglas  C-17
Globemaster  IIIs  surpassed  50,000  total  flying  hours.   McDonnell  Douglas
delivered aircraft P-31 on March 25, 1997, one month ahead of schedule, the 19th consecutive C-17 delivered ahead of schedule.

Delta Program. In January 1997, a Delta II rocket launched by the U.S. Air Force self-destructed shortly into flight. There were no injuries associated with the incident. Other scheduled 1997 Delta II launches were delayed pending determination of the cause of the explosion. On April 3, 1997, the USAF released a statement indicating the failure was caused by a vertical rupture in the casing of one of the Delta's nine solid rocket strap-on motors. Launches resumed in May 1997.

In February 1997, MDC and Space Systems/Loral entered into an agreement for five Delta III launches between 1999 and 2001. Delta III backlog is now 18 launches through 2002, with the first launch planned for 1998.

Missiles. The Standoff Land Attack Missile Expanded Response (SLAM ER) successfully completed its first flight in March 1997. The Navy approved low-rate initial production of SLAM ER in April. SLAM ER is an upgrade program to the U.S. Navy's inventory of SLAM missiles that will provide significant improvements in survivability, standoff range, weapon effectiveness and reaction time. The U.S. Navy plans to retrofit all 700 SLAMs in its inventory to SLAM ERs.


Commercial Aircraft Business

During the first quarter of 1997, McDonnell Douglas received orders for two MD-90 twin jets and completed lease arrangements with Lufthansa Cargo for five MD-11 freighters. New orders and production rates for McDonnell Douglas commercial aircraft products have fallen to low levels. No orders for the MD-95 twin jet have been received since it was launched on the basis of a sale to ValuJet in October, 1995. The Company's share of worldwide commercial aircraft orders declined to 4% during 1996.

During the last nine months, American Airlines, Continental Airlines, Delta Air Lines and US Airways, each long standing major McDonnell Douglas customers, have chosen Boeing or Airbus Industrie in major competitions for a significant number of aircraft. Recently, Finnair, another previously staunch supporter of McDonnell Douglas aircraft, invited only Boeing and Airbus to bid on its planned replacement of McDonnell Douglas narrow body aircraft. One of these customers, Delta, operates 16 MD-90s, has firm orders for 15 MD-90s and options for many more. As part of its fleet rationalization strategy, Delta intends in time to replace all of its current fleet of MD-90s, and is considering its alternatives for the remaining aircraft on firm order; even though McDonnell Douglas has an enforceable firm contract, the companies are forming a joint task force to seek a business resolution to these firm orders. Sales of McDonnell Douglas commercial aircraft products have been adversely affected by (1) the lack of a full family of aircraft, (2) customer and marketplace uncertainty as to the future of Douglas Aircraft Company (DAC), an unincorporated operating division of the Company through which the Company operates its commercial aircraft segment, and (3) investment in product development at levels significantly below competition. Significant price competition for the sale of commercial aircraft is expected to continue. At the same time, the Company's production costs are affected by decreased economies of scale and older aircraft designs, manufacturing technology and production processes as compared to its competitors. As a result, it is difficult for the Company to sell commercial aircraft profitably.

At various times during the last several years, McDonnell Douglas has considered its strategic alternatives for DAC. These have included: strategic alliances with non-United States partners bringing new markets and investment to DAC; significant investment to permit DAC to offer a full family of commercial aircraft; a niche strategy with DAC principally offering a smaller product line and as a lesser player in commercial aircraft; sale of the commercial aircraft business; and an exit from the commercial aircraft production business while retaining its spares business. Earlier efforts over a several year period to find a strategic partner were not successful. The amount of investment required to offer a full family of aircraft was estimated at $15 billion and was deemed too high and risky for the Company to incur without partners. The success of the Company's niche strategy announced in October 1996 will be determined over time and, in part, is based on its ability to generate in the near term a sufficient number of new customer orders and to sustain a reasonable production rate. Current backlog, other than the ValuJet order for 50 MD-95 twin jets which begin delivery in mid 1999, will be largely produced and delivered by the end of 1998.

The proposed merger with Boeing provides the best alternative for McDonnell Douglas to maximize the utilization of its investments and skills in the commercial aircraft production business. In the event the merger with Boeing is not consummated, McDonnell Douglas would continue to evaluate its strategic alternatives.


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

Backlog

McDonnell Douglas had firm backlog of $23.4 billion on March 31, 1997, compared with $23.7 billion on December 31, 1996. Total backlog was $43.1 billion on March 31, 1997, compared with $44.4 billion on December 31, 1996.

PART II OTHER INFORMATION
        -----------------
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
     (a) Exhibits
         --------
         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K
         -------------------
          None.




 SIGNATURE
 ---------
       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                             MCDONNELL DOUGLAS CORPORATION
                                             -----------------------------
                                                      (Registrant)



 Date:       May 14, 1997                    /s/ M. N. Schroeder
      ---------------------------            -----------------------------
                                             M. N. Schroeder
                                             Vice President and Controller
                                             and Registrant's Authorized
                                             Officer