Form 10-Q
period 1997-06-30
MCDONNELL DOUGLAS CORP
filed 1997-08-14
CIK 63917

                                      10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended               June 30, 1997
                                ---------------------------

 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to

 Commission file number    1-3685

                       MCDONNELL DOUGLAS CORPORATION
          (Exact name of registrant as specified in its charter)


             Maryland                            43-0400674
 (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)


                Post Office Box 516, St. Louis, MO  63166
          (Address and zip code of principal executive offices)


                                 314-232-0232
            (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X    No


================================================================================

 Common shares outstanding at August 13, 1997 - 100 shares

 Registrant, a wholly owned subsidiary of The Boeing Company, meets the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this Form with the reduced disclosure format.

TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION                                       Page


                ITEM 1.  FINANCIAL STATEMENTS

               CONSOLIDATED STATEMENTS OF EARNINGS                    3-4

               BALANCE SHEET                                          5-6

               CONSOLIDATED STATEMENT OF CASH FLOWS                     7

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            8-14

          ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS*  15-18



PART II   OTHER INFORMATION


          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                    19





* Management's Analysis of Results of Operations included in lieu of Management's Discussion and Analysis of Financial Condition and Results of Operations, which is omitted pursuant to General Instruction H(1)(b) to Form 10-Q.

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


THREE MONTHS ENDED JUNE 30                          1997         1996
                                                  -------      ------
                                                       (unaudited)

Revenues                                          $ 3,559      $ 3,264

Costs and expenses:
  Cost of products, services and rentals            2,926        2,640
  General and administrative expenses                 187          177
  Research and development                             97           91
  Interest expense:
    Aerospace segments                                 21           31
    Financial services and other segment               33           32
                                                  --------     -------

      Total Costs and Expenses                      3,264        2,971
                                                  --------     -------

    EARNINGS BEFORE INCOME TAXES                      295          293

Income taxes                                          100          105
                                                  --------     -------

    NET EARNINGS                                  $   195      $   188
                                                  ========     =======


EARNINGS PER SHARE                                $   .93      $   .87
                                                  ========     =======

DIVIDENDS DECLARED PER SHARE                      $   .12      $   .12
                                                  ========    ========







The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(Millions of dollars, except share data)


SIX MONTHS ENDED JUNE 30                            1997         1996
                                                  -------      ------
                                                       (unaudited)

Revenues                                          $ 6,789      $ 6,435

Costs and expenses:
  Cost of products, services and rentals            5,533        5,177
  General and administrative expenses                 358          346
  Research and development                            191          179
  Interest expense:
    Aerospace segments                                 56           62
    Financial services and other segment               68           62
                                                  --------     -------

      Total Costs and Expenses                      6,206        5,826
                                                  --------     -------

    EARNINGS BEFORE INCOME TAXES                      583          609

Income taxes                                          207          223
                                                  --------     -------

    NET EARNINGS                                  $   376      $   386
                                                  ========     =======


EARNINGS PER SHARE                                $  1.79      $  1.76
                                                  ========     =======

DIVIDENDS DECLARED PER SHARE                      $   .24      $   .24
                                                  ========    ========







The accompanying notes are an integral part of the consolidated financial statements.

BALANCE SHEET
(Millions of dollars and shares)


                                         McDonnell Douglas Corporation
                                         and Consolidated Subsidiaries
                                                 June 30    December 31
                                                   1997         1996
                                               (unaudited)
Assets
  Cash and cash equivalents                      $   167     $ 1,094
  Accounts receivable                                942         882
  Finance receivables and property on lease        3,305       3,090
  Contracts in process and inventories             3,980       3,486
  Prepaid income taxes                                 -           -
  Property, plant, and equipment                   1,494       1,453
  Investment in Financial Services                     -           -
  Other assets                                     1,740       1,626
                                                 --------    -------
Total Assets                                     $11,628     $11,631
                                                 ========    =======

Liabilities and Shareholders' Equity
Liabilities
  Accounts payable and accrued expenses          $ 2,472     $ 2,595
  Accrued retiree benefits                         1,109       1,109
  Income taxes                                       111          83
  Advances and billings in excess of related
    costs                                          1,449       1,310
  Notes payable and long-term debt
    Aerospace segments                             1,168       1,438
    Financial services and other segment           1,877       1,995
                                                 --------    -------
                                                   8,186       8,530

Minority interest                                     63          63

Shareholders'  equity
  Preferred  Stock - none issued
  Common Stock - issued and
  outstanding:
    1997, 210.0 shares; 1996, 209.6 shares           210         210
  Additional capital                                  32           -
  Retained earnings                                3,176       2,850
  Unearned compensation                              (39)        (22)
                                                 --------    -------
                                                   3,379       3,038
                                                 --------    -------

Total Liabilities and Shareholders' Equity       $11,628     $11,631
                                                 =======     =======

The accompanying notes are an integral part of the financial statements.

       MDC Aerospace                    Financial Services
   June 30   December 31               June 30   December 31
    1997         1996                    1997        1996
  -------      -------                ---------  --------
 (unaudited)                         (unaudited)

  $   152      $ 1,077                 $    15      $    17
    1,024          964                       -            -
      544          254                   2,761        2,836
    3,980        3,486                       -            -
      273          278                       -            -
    1,435        1,391                      59           62
      413          383                       -            -
    1,652        1,535                      88           91
  --------     --------                --------     -------
  $ 9,473      $ 9,368                 $ 2,923      $ 3,006
  ========     ========                ========     =======



  $ 2,375     $  2,470                 $   179      $   207
    1,109        1,109                       -            -
        -            -                     384          361

    1,394        1,265                      55           45

    1,153        1,423                      15           15
        -            -                   1,877        1,995
  --------     --------                --------     -------
    6,031        6,267                   2,510        2,623

       63           63                       -            -




      210          210                       -            -
       32            -                     238          238
    3,176        2,850                     175          145
      (39)         (22)                      -            -
  --------     --------                --------     -------
    3,379        3,038                     413          383
  --------     --------                --------     -------
  $ 9,473      $ 9,368                 $ 2,923      $ 3,006
  ========     ========                ========     =======


As used on this page, "MDC Aerospace" means the basis of consolidation as described in Note 1 to the consolidated financial statements; "Financial Services" means Boeing Capital Services Company (formerly McDonnell Douglas Financial Services Corporation) and all of its affiliates and associated companies and McDonnell Douglas Realty Company. Transactions between MDC
Aerospace and Financial Services have been eliminated from the "McDonnell Douglas Corporation and Consolidated Subsidiaries" columns.

MCDONNELL DOUGLAS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)


SIX MONTHS ENDED JUNE 30                          1997         1996
                                                --------     ------
                                                     (unaudited)
OPERATING ACTIVITIES
  Net earnings                                   $  376       $  386
  Adjustments to reconcile net earnings to net
    cash provided (used) by operating activities:
      Depreciation and amortization                 131          130
      Pension income                                (79)         (65)
      Change in operating assets and liabilities   (528)        (252)
                                                 -------      -------

    NET CASH PROVIDED (USED) BY OPERATING
      ACTIVITIES                                   (100)         199

INVESTING ACTIVITIES
  Property, plant and equipment acquired           (135)         (87)
  Finance receivables and property on lease        (251)        (318)
  Other                                              (3)          (6)
                                                 --------     -------

    NET CASH USED BY INVESTING ACTIVITIES          (389)        (411)

FINANCING ACTIVITIES
  Net change in borrowings (maturities 90 days
    or less)                                         12           33
  Debt having maturities more than 90 days:
    New borrowings                                   66          366
    Repayments                                     (466)        (156)
  Common shares purchased                             -         (377)
  Dividends paid                                    (50)         (49)
                                                 -------      -------

    NET CASH USED BY FINANCING
      ACTIVITIES                                   (438)        (183)
                                                 -------      -------

    DECREASE IN CASH AND CASH
      EQUIVALENTS                                  (927)        (395)

Cash and cash equivalents at beginning of year    1,094          797
                                                 -------      ------

Cash and cash equivalents at end of period       $  167       $  402
                                                 =======      ======




The accompanying notes are an integral part of the consolidated financial statements.

MCDONNELL DOUGLAS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997
(Millions of dollars)




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

The consolidated financial statements comprise the accounts of McDonnell Douglas Corporation and its subsidiaries, including Boeing Capital Services Corporation (formerly McDonnell Douglas Financial Services Corporation) (BCSC), which is the parent company of Boeing Capital Corporation (formerly McDonnell Douglas Finance Corporation) (BCC). In consolidation, all significant intercompany balances and transactions are eliminated.

The consolidating balance sheet represents the sum of all affiliates - companies that McDonnell Douglas Corporation directly or indirectly controls through majority ownership or otherwise. Financial data and related measurements are presented in the following categories:

   MDC Aerospace. This represents the consolidation of McDonnell Douglas Corporation including all of its subsidiaries other than BCSC and McDonnell Douglas Realty Company (MDRC). Those two are presented on a one-line basis as Investment in Financial Services.

   Financial Services. This represents the consolidation of BCSC (and its subsidiaries) and MDRC, both wholly owned subsidiaries of McDonnell Douglas.

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

2.   Merger with The Boeing Company

On August 1, 1997, McDonnell Douglas and The Boeing Company (Boeing) completed a transaction whereby McDonnell Douglas became a wholly owned subsidiary of Boeing by merging a wholly owned subsidiary of Boeing into McDonnell Douglas in a stock-for-stock transaction. McDonnell Douglas shareholders received 1.3 shares of Boeing common stock for each share of McDonnell Douglas common stock.

Shareholders' Equity in the June 30, 1997 and December 31, 1996 Balance Sheet does not reflect the August 1, 1997 transaction in which Common Stock issued and outstanding changed to one hundred shares, with Additional Capital increasing by the previous balance in Common Stock.

3.   Contracts in Process and Inventories

Contracts in process and inventories consisted of the following:

                                                June 30   December 31
                                                 1997         1996

Government contracts in process               $ 5,313      $ 5,177
Commercial products in process                  2,763        2,211
Material and spare parts                          771          713
Progress payments to subcontractors               754          843
Progress payments received                     (5,621)      (5,458)
                                              --------     --------

                                              $ 3,980      $ 3,486
                                              ========     =======

Substantially all government contracts in process (less applicable progress payments received) represent unbilled revenue and revenue that is currently not billable.

The U.S. Navy on January 7, 1991, notified McDonnell Douglas and General Dynamics Corporation (the Team) that it was terminating for default the Team's contract for development and initial production of the A-12 aircraft. The Team filed a legal action to contest the Navy's default termination, to assert its rights to convert the termination to one for "the convenience of the Government," and to obtain payment for work done and costs incurred on the A-12 contract but not paid to date. At June 30, 1997, Contracts in Process and Inventories included approximately $574 million of recorded costs on the A-12 contract, against which the Company has established a loss provision of $350 million. The amount of the provision, which was established in 1990, was based on the Company's belief, supported by an opinion of outside counsel, that the termination for default would be converted to a termination for convenience, that the Team would establish a minimum of $250 million in claims adjustments, that there was a range of reasonably possible results on termination for convenience, and that it was prudent to provide for what the Company then believed was the upper range of possible loss on termination for convenience, namely $350 million.

On December 19, 1995, the U.S. Court of Federal Claims ordered that the Government's termination of the A-12 contract for default be converted to a termination for convenience of the Government. On December 13, 1996, the Court issued an opinion confirming its prior no-loss adjustment and no-profit recovery order. Subsequent to an early 1997 stipulation based on the prior orders and findings of the Court in which the parties agreed that plaintiffs were entitled to recover $1.071 billion, the Court has preliminarily determined that the Government is liable for certain adjustments that increase plaintiffs' possible recovery. A trial to determine plaintiffs' recovery has now concluded and judgment is expected in the near future. On January 22, 1997, the Court issued an opinion in which it ruled that plaintiffs are entitled to recover interest on that recovery.

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


4.   Debt & Credit Arrangements

MDC Aerospace Credit Agreements

As a result of the merger  described in Note 2, the revolving  credit  agreement
(RCA) available to MDC Aerospace at June 30, 1997 was canceled by the Company in August 1997. There were no RCA amounts outstanding at June 30, 1997 or December 31, 1996. Working capital needs of the Company will be advanced by Boeing as needed.

During 1996, MDC Aerospace filed a shelf registration statement with the Securities and Exchange Commission (SEC) relating to debt securities. The filing increased a prior offering, commenced in 1992, by an aggregate principal amount of $1 billion. In the fourth quarter of 1996, the Company issued $250 million of 6.9% notes due in 2006 under this shelf registration. As of June 30, 1997, MDC Aerospace had $948 million of unissued debt securities registered with the SEC. The interest rate applicable to each note and certain other variable terms are established at the date of issue.

Senior debt securities totaling $1.145 billion were outstanding at June 30, 1997. The notes were issued in 1992, 1993 and 1996 with interest rates of 6.9% to 9.8% and maturities from 2000 to 2012. Aerospace long-term debt also includes aerospace-related obligations of McDonnell Douglas Realty Company in the amount of $14 million at June 30, 1997.

Financial Services Credit Agreements

BCSC and BCC have a joint RCA which expires in August 2001. Under the agreement, BCC may borrow a maximum of $240 million, reduced by BCSC borrowings under this same agreement, which are limited to $16 million. The interest rate, at the option of BCC or BCSC, is either a floating rate, generally based on a defined prime rate or fixed rate related to LIBOR. There were no outstanding borrowings under this agreement at June 30, 1997. Commercial paper issued by BCC in the amount of $153 million was outstanding at June 30, 1997. The joint RCA could therefore be used to support the full amount of commercial paper outstanding.

Various credit and debt agreements  require BCC to maintain a minimum net worth,
to  restrict  indebtedness,   and  to  limit  BCC's  cash  dividends  and  other
distributions.

During the second quarter of 1995, BCC filed a shelf registration statement with the SEC relating to up to $750 million aggregate principal amount of debt securities. BCC established a $750 million medium-term note program under this shelf registration statement and, as of June 30, 1997, had issued $550 million of such notes.

During July 1995, BCSC initiated a medium-term note program under a private placement of up to $100 million principal amount. This note program was increased to $200 million in April 1996. As of June 30, 1997, BCSC had issued $135 million of securities under this program.

BCC's senior debt at June 30, 1997, included $50 million secured by equipment that had a carrying value of $67 million. MDRC's debt of $40 million at June 30, 1997, was secured by indentures of mortgage and deeds of trust on its interest in real estate developments that had a carrying value of $58 million.


5.   Financial Instruments

McDonnell Douglas uses derivative financial instruments to manage well-defined foreign exchange subcontract price risks and foreign currency denominated debt risks, and on a selective basis to reduce the impact of interest rate fluctuations on certain debt instruments. McDonnell Douglas does not trade in derivatives for speculative purposes.

At June 30, 1997, the notional amount of forward exchange contracts denominated in currencies of major industrial countries was $293 million. The terms of the currency derivatives vary, but the longest is three years. At June 30, 1997, unrealized gains, net of losses, on forward exchange contracts were $12 million.

At June 30, 1997, BCC had interest rate swap agreements outstanding listed below. The Company believes it has no market rate risk as the interest rate swaps are matched with specific debt.

                          Contract    Notional   Receive        Pay
                          Maturity     Amount     Rate          Rate

Capital lease
  obligations            2006 - 2008    $388     Floating   6.7% - 7.6%
Medium-term notes        2000 - 2001    $ 50    6.8% - 8.6%   Floating

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

The marketing of commercial aircraft sometimes results in agreements to provide or to guarantee long-term financing of some portion of the delivery price of aircraft, to lease aircraft, or to guarantee customer lease payments or aircraft values. At June 30, 1997, the Company had made offers of this nature totaling $1.919 billion related to aircraft on order or under option. The Company had made guarantees and other commitments totaling $862 million on delivered aircraft. At June 30, 1997, BCSC also had commitments to provide leasing and other financing in the aggregate amount of $207 million. The Company does not expect these offers or commitments to have a material adverse effect on its earnings, cash flow, or financial position.

The Company's outstanding guarantees include amounts related to MD-11s operated by Viacao Aerea Rio-Grandense S.A. (VARIG). During 1994, VARIG notified its aircraft lenders and lessors that it was temporarily suspending payments, pending the restructuring of its financial obligations. In connection with that restructuring, the Company made lease, loan, and interest payments totaling $70 million on behalf of VARIG in 1994 and 1995. At June 30, 1997, VARIG had made repayments totaling $28 million to the Company. During January 1996, VARIG requested deferral of additional obligations covering the January 1996 through January 1998 period. VARIG and the Company agreed to defer up to $60 million in certain payments owed to the Company, with repayment by VARIG to begin in 1998. At June 30, 1997, the Company had made payments related to this additional deferral in the amount of $40 million on behalf of VARIG. These restructurings and payments have not had and, if the restructuring steps are successful, are not expected to have a material adverse effect on the Company's earnings, cash flow, or financial position.

Trans World Airlines Inc. (TWA), one of the Company's largest aircraft-leasing customers, continues to operate under a reorganization plan, confirmed by the U.S. Bankruptcy Court in 1995 that restructured its indebtedness and leasehold obligations to its creditors. TWA continues to face financial and operational challenges due in part to an airliner crash in July 1996 and turnover of key management, which occurred during 1996. The reorganization plan and TWA's current financial condition have not had, and are not expected to have, a material adverse effect on the Company's earnings, cash flow, or financial position. However, TWA's independent auditors included an explanatory paragraph in their "Independent Auditors' Report" for TWA's December 31, 1996 financial statements expressing "substantial doubt" about TWA's ability to continue as a going concern. The Company anticipates deliveries of additional aircraft to TWA during 1997. The Company will continue to evaluate the impact of TWA's financial condition on existing and potential future financial commitments and guarantees to TWA.

The Company is a party to a number of proceedings brought under the Comprehensive Environmental Response, Compensation, and Liability Act, commonly known as Superfund, and under similar state statutes. The Company has been identified as a potentially responsible party (PRP) at 37 sites. Of these, the Company believes that it has de minimis liability at 25 sites, including 19 sites at which it believes that it has no future liability. At two of the sites where the Company's liability is not considered to be de minimis, the Company lacks sufficient information to determine its probable share or amount of liability. At the remaining ten sites at which the Company's liability is not considered to be de minimis, either final or interim cost-sharing agreements have been effected between the cooperating PRPs, although such agreements do not fix the amount of cleanup costs that the parties will bear. In addition, the Company is remediating, or has begun environmental engineering studies to determine cleanup requirements for, certain of its current operating sites or former sites of industrial activity.

At June 30, 1997, the accrued liability for study and remediation expenditures at Superfund sites and at the Company's current and former operating sites was $47 million. Because of the inherent uncertainty of the estimation process, actual costs could differ from estimates. Ongoing operating and maintenance costs at current operating sites and remediation expenditures on property held for sale are not included in this amount. The Company believes that any amounts paid in excess of the accrued liability will not have a material effect on its earnings, cash flow, or financial position. Claims for recovery are recorded as receivables and therefore they have not been netted against the environmental liabilities. At June 30, 1997, a receivable had been recorded from one insurance carrier for agreed reimbursement of environmental costs for $7 million.


7.   Operations of BCSC

The condensed financial data presented below have been summarized from the unaudited consolidated financial statements of BCSC:

Six Months Ended June 30                    1997             1996
                                          --------         ------

Earned income                              $ 123            $ 112
Costs and expenses                            83               77
Net earnings                                  25               23

Cash flow provided (used) by:

   Operating activities                    $  72            $  72
   Investing activities                       48             (327)
   Financing activities                     (123)             257

8.   Supplementary Payment Information

Six Months Ended June 30                    1997             1996
                                          --------         ------

Interest paid                              $ 131            $ 108
Income taxes paid                            167              207

9.   Earnings Per Share

Earnings per share computations are based upon the weighted average common shares outstanding during the six-month period which were 209.9 million in 1997 and 220.1 million in 1996.

ITEM 2.  MANAGEMENT'S ANALYSIS OF RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the Notes to Consolidated Financial Statements beginning on page 8, and with the Results of Operations section of the Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the Audited Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in the Company's 1996 Annual Report to Shareholders (the 1996 Annual Report).

Forward-Looking Information

Certain statements in Management's Analysis of Results of Operations contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including projections of future sales, earnings, production levels and costs, aircraft deliveries, research and development, environmental and other expenditures, and various business environment trends. Actual results and trends in the future may differ materially depending on a variety of factors including, but not limited to, changing priorities or reductions in the U.S. and worldwide defense and space budgets; global trade policies; worldwide political stability and economic growth; termination of government contracts due to unilateral government action or the Company's failure to perform; governmental export and import policies; the Company's successful execution of internal operating plans; performance issues with key suppliers and subcontractors; factors that result in significant and prolonged disruption to air travel worldwide; aircraft delivery delays or defaults by customers; collective bargaining labor disputes; other regulatory uncertainties; and legal proceedings. For further discussion of certain risks and uncertainties that may affect the actual results of any forward-looking information contained herein, refer to the Form 8-K filed by the Company with the Securities and Exchange Commission (SEC) on April 17, 1996.

Results of Operations

McDonnell Douglas revenues were $3.6 billion in the second quarter of 1997, above the 1996 revenues of $3.3 billion for the same period. Revenues increased in all segments, with the largest gain in the military aircraft segment. Revenues for the first six months of 1997 were $6.8 billion, up from $6.4 billion in the first six months of 1996.

Net earnings for the second quarter of 1997 were $195 million, or 93 cents per share, an increase from the second quarter 1996 net earnings of $188 million, or 87 cents per share. Costs related to merger activities in the second quarter of 1997 were offset by favorable resolution of state tax issues. Net earnings for the first six months of 1997 were $376 million, or $1.79 per share, compared with $386 million, or $1.76 per share in the first six months of 1996.

Operating earnings were $320 million for the second quarter, and $641 million for the first six months of 1997, compared to $328 million and $675 million, respectively, for the same periods in 1996.

Interest expense totaled $21 million in the second quarter of 1997, down from $31 million in the second quarter of 1996. The decrease in 1997 largely reflects interest reductions associated with favorable resolution of prior years' state tax issues.

Pension income totaled $39 million in the second quarter and $79 million in the first six months of 1997, compared with $33 million and $65 million in the same periods of 1996. The increase is associated with a higher level of plan assets.


                                      Three Months Ended   Six Months Ended
                                            June 30            June 30
                                        1997      1996      1997       1996
                                       ------     -----    ------      ----
                                                 (Millions of dollars)
Revenues
  Military aircraft                   $ 2,065   $ 1,923   $ 4,011   $ 3,962
  Commercial aircraft                     805       722     1,429     1,150
  Missiles, space and electronic
    systems                               587       529     1,140     1,137
  Financial services and other             97        87       198       174
                                      -------   -------   --------  -------
    Operating revenues                  3,554     3,261     6,778     6,423

  Non-operating income                      5         3        11        12
                                      -------   -------   --------  -------

  Total Revenues                      $ 3,559   $ 3,264   $ 6,789   $ 6,435
                                      =======   =======   ========  =======

Earnings
  Military aircraft                   $   238   $   243   $   497   $   493
  Commercial aircraft                      14        18        18        37
  Missiles, space and electronic
    systems                                45        53        81       111
  Financial services and other             23        14        45        34
                                      -------   -------   --------   ------
    Operating earnings                    320       328       641       675

  Corporate and other                      (4)       (4)       (2)       (4)
  Interest expense                        (21)      (31)      (56)      (62)
  Income taxes                           (100)     (105)     (207)     (223)
                                      --------  --------  --------   -------

  Net Earnings                        $   195   $   188   $   376   $   386
                                      ========  ========  ========  =======


Military Aircraft

Revenues in the military aircraft segment increased to $2.1 billion in the second quarter of 1997, compared with $1.9 billion in the second quarter of 1996. Increased revenues in the F-15, C-17 and classified programs were partially offset by lower revenues in the F/A-18 C/D program. Revenues for this segment in the first six months of both 1997 and 1996 were $4.0 billion.

Operating earnings in this segment were $238 million in the second quarter of 1997, compared with $243 million in the same period in 1996. Improved earnings in the C-17 and F-15 programs largely offset lower earnings in the F/A-18 program. Earnings in the second quarter of 1996 included an award fee on the development portion of the F/A-18 program. Operating earnings in this segment for the first six months of 1997 were $497 million, compared with $493 million in the 1996 same period.


Commercial Aircraft

Revenues in the commercial aircraft segment increased to $805 million in the 1997 second quarter and $1.4 billion for the first six months of 1997, from $722 million and $1.2 billion, respectively, in the 1996 same periods. McDonnell Douglas deliveries in the first two quarters of 1997 and 1996 were as follows:

                           Three Months Ended             Six Months Ended
                                30 June                        June 30
                           1997          1996             1997            1996
                           ----          ----             ----            ----

              MD-80          8              3               8                7
              MD-90          4              1              11                4
              MD-11          2              4               4                7

One of the twin jet deliveries in the second quarter of 1997, two of the twin jet deliveries in the first quarter of each year and two of the 1996 first quarter trijet deliveries were accounted for as operating leases with minimal revenue recorded on such transactions at the time of delivery.

Operating earnings in this segment in the 1997 second quarter and first six months were $14 million and $18 million, respectively, compared with $18 million and $37 million, respectively, in the 1996 same periods. Earnings from the sale of spare parts and related services in both periods were largely offset by losses from development activities and sale of production aircraft. Increased losses in both 1997 quarters on the MD-95 program, currently in development, were in part offset by reduction in cost estimates related to prior period deliveries of trijet and twin jet aircraft. Additionally, earnings in the 1996 first quarter included recoveries from an insurance carrier related to environmental coverage at several sites, and in the 1996 second quarter included recoveries from an insurance carrier of charges previously expensed related to a 1987 airline accident.

During the 1997 second quarter, McDonnell Douglas received one MD-11 trijet order, scheduled for delivery in 1998. On June 30, 1997, McDonnell Douglas had firm orders for 21 MD-80 twin jets, 96 MD-90 twin jets, 50 MD-95 twin jets, and 17 MD-11 trijets.

Missiles, Space and Electronic Systems

Revenues in the missiles, space and electronic systems segment were $587 million in the second quarter of 1997, compared with $529 million in the same period in 1996. The Delta programs contributed to the higher revenues in the 1997 second quarter. Revenues for the first six months in both 1997 and 1996 were $1.1 billion.

Operating earnings in this segment were $45 million and $81 million, respectively, in the second quarter and first six months of 1997, compared with $53 million and $111 million, respectively, in the same periods of 1996. Profit margins in this segment were down two percentage points in the second quarter and three percentage points for the first six months of 1997, as compared to 1996. Expenditures on the Delta III, a launch vehicle currently under development, and lower earnings on the Space Station and Delta II program caused the decrease during the first six months in 1997.

Financial Services

Operating earnings in the financial services and other segment were $23 million in the second quarter and $45 million in the 1997 first six months, compared with $14 million and $34 million in the 1996 same periods. Revenues in this segment were up $10 million during the second quarter to $97 million and were $198 million for the first six months of 1997, $24 million higher than in the first six months of 1996. The earnings and revenue growth reflects the corporation's continued focus on growing this segment of its business.

 Backlog

McDonnell Douglas had firm backlog of $21.9 billion on June 30, 1997, compared with $23.7 billion on December 31, 1996. Total backlog was $42.2 billion on June 30, 1997, compared with $44.4 billion on December 31, 1996.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         (12)  Computation of Ratio of Earnings to Fixed Charges

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K

         Form 8-K filed on July 3, 1997, in response to Item 5. Form 8-K filed on July 17, 1997, in response to Item 5. Form 8-K filed on July 23, 1997, in response to Item 5. Form 8-K filed on July 24, 1997, in response to Item 5. Form 8-K filed on July 31, 1997, in response to Item 5.



 SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, its principal accounting officer, thereunto duly authorized.


                                                  MCDONNELL DOUGLAS CORPORATION
                                                           (Registrant)



 Date:     August 14, 1997                        /s/  M. N. Schroeder
       ------------------------                   ------------------------------
                                                  M. N. Schroeder
                                                  Vice President and Controller
                                                  and Registrant's Authorized
                                                  Officer